Form 10-K
period 2022-12-31
Crane Co
filed 2023-03-31
CIK 1944013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-41570

Crane Company

(Exact name of Registrant as specified in its charter)

Delaware	88-2846451
State of or other jurisdiction of incorporation or organization:	(I.R.S. Employer identification No.)

100 First Stamford Place Stamford CT	06902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 363-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1.00 per share	—	—

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer,”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act).:

(check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is a wholly owned subsidiary of Crane Holdings, Co. Consequently, there is no aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of Crane Company’s common stock, par value $1.00, was 56,725,307 at March 29, 2023.

PRESENTATION OF INFORMATION

Except as otherwise indicated or unless the context otherwise requires, the information included in this Annual Report on Form 10-K, including the supplemental combined financial statements of Crane Company, which are comprised of the assets and liabilities of all of Crane’s (as defined below) businesses (excluding its Payment & Merchandising Technologies business), including its Aerospace & Electronics and Process Flow Technologies global growth platforms, as well as its Engineered Materials segment, assumes the completion of all the transactions referred to in this Annual Report in connection with the separation and distribution (together, the “spin-off”). Unless the context otherwise requires or as otherwise specified herein, references in this Annual Report to (i) “Crane Holdings, Co.” refers to the Delaware corporation Crane Holdings, Co., prior to the closing of the spin-off, (ii) “Crane” refers to Crane Holdings, Co. and its consolidated subsidiaries (including Crane Company and its combined subsidiaries), in each case, prior to giving effect to the spin-off, (iii) “Crane Company” refers to the Delaware corporation Crane Company, which is the registrant and the company whose shares of common stock will be distributed to the stockholders of Crane Holdings, Co in the distribution, (iv) the “Company,” “we,” “us,” and “our” refer to Crane Company and its combined subsidiaries, in each case, after giving effect to the spin-off, (v) “Crane NXT, Co.” refers to the Delaware corporation Crane NXT, Co. (which shall be known as Crane Holdings, Co. prior to the completion of the spin-off), following the closing of the spin-off and (vi) “Crane NXT” refers to Crane NXT, Co. and its consolidated subsidiaries (other than Crane Company and its combined subsidiaries), in each case, after giving effect to the spin-off.

FINANCIAL STATEMENT INFORMATION

This Annual Report on Form 10-K includes certain historical consolidated financial and other data for Crane and certain supplemental historical combined financial and other data for the Company. Financial statements of the registrant, Crane Company, have not been included in this Annual Report on Form 10-K as it was a newly incorporated entity and had no material business transactions or activities as of the end of the period covered by this Annual Report on Form 10-K. In connection with the spin-off, Crane Company will become a stand-alone, publicly traded company and the direct or indirect holder of the assets and liabilities of all of Crane’s businesses (excluding its Payment & Merchandising Technologies business), including its Aerospace & Electronics and Process Flow Technologies global growth platforms, as well as its Engineered Materials segment. Crane Company is the registrant and will be the financial reporting entity following the completion of the spin-off. Crane Holdings, Co., which will be renamed “Crane NXT, Co.”, is presently, and will continue to be, a financial reporting entity following the spin-off. Notwithstanding the legal form of the spin-off described elsewhere in this Annual Report on Form 10-K, for accounting and financial reporting purposes, Crane’s Payment & Merchandising Technologies segment will be presented as being spun-off from Crane (the reverse of its legal form—a “reverse spin”). This presentation is in accordance with generally accepted accounting principles in the U.S. (“GAAP”), specifically Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 505-60, “Spinoff and Reverse Spinoffs,” and is primarily a result of, among other factors, Crane Company’s (which is the legal spinnee) larger operations, greater tangible assets, greater fair value and greater net sales, in each case, relative to Crane NXT. Further, Crane has determined that Crane best represents the predecessor entity to Crane Company. As such, the historical audited consolidated financial statements included under Item 8 in this Annual Report are Crane’s historical financial statements. Crane’s historical results are not representative of the results that Crane Company would have achieved as a separate, publicly traded company nor indicative of the results expected for any future period. As a result, Item 8 of this Annual Report also includes supplemental historical audited combined financial statements of Crane Company, which were prepared on a “carve-out” basis and derived from Crane’s consolidated financial statements and accounting records. These supplemental combined financial statements reflect Crane Company’s combined historical financial position, results of operations and cash flows as they were historically managed in accordance with GAAP. The supplemental combined financial statements may not be indicative of Crane Company’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had Crane Company operated as an independent, publicly traded company during the periods presented, particularly because of changes Crane Company expects to experience in the future as a result of the spin-off. Due to rounding, numbers presented throughout this Annual Report on Form 10-K may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figures.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market share, is based on information from third-party sources, our own analysis of data received from these third-party sources, our own internal data, market research that we commission and management estimates. Our management estimates are derived from publicly available information, our knowledge of our industry and assumptions based on such information and knowledge, which we believe to be reasonable. Assumptions and estimates of our and our industry’s future performance are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described under the section of this Annual Report entitled “Risk Factors.” These and other factors could cause future performance to differ materially from our assumptions and estimates. For additional information, see the sections of this Annual Report entitled “Risk Factors” and “Forward-Looking Statements.”

TRADEMARKS AND TRADE NAMES

We own or have rights to use the trademarks and trade names that we use in conjunction with the operation of our business. This Annual Report also contains additional trade names, trademarks and service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains information about Crane Company, the registrant, and its direct parent, Crane Holdings, Co., some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as: “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms.

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•

The effect of changes in economic conditions in the markets in which we operate, including financial market conditions, end markets for our products, fluctuations in raw material prices, inflationary pressures, supply chain disruptions and access to key raw materials, and the financial condition of our customers and suppliers;

•

The impact of the COVID-19 pandemic which had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve; as well as the effects of any government imposed vaccine mandates on the workforce;

•	Our ongoing need to attract and retain highly qualified personnel and key management;

•	Economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States;

•	Competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers;

•	Our ability to successfully complete our pending separation as planned;

•

Our ability and willingness of the parties to meet and/or perform their obligations under any contractual arrangements that are entered into among the parties in connection with our previously announced proposed business separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities;

•	Our ability to achieve some or all the benefits that we expect to achieve from our proposed business separation;

•	Our ability to successfully integrate acquisitions and to realize synergies and opportunities for growth and innovation;

•	Our ability to successfully value acquisitions;

•	The ability of the U.S. government to terminate our government contracts;

•

The impact of commercial air traffic levels which are affected by a different array of factors including pandemic health concerns, general economic conditions and global corporate travel spending, or terrorism;

•	A reduction in congressional appropriations that affect defense spending;

•	The outcomes of legal proceedings, claims and contract disputes;

•	Adverse effects as a result of further increases in environmental remediation activities, costs and related claims;

•	Investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and

•	Adverse effects of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

Part I

Unless the context otherwise requires or as otherwise specified herein, references herein to (i) “Crane Holdings, Co.” refers to the Delaware corporation Crane Holdings, Co., prior to the closing of the spin-off, (ii) “Crane” refers to Crane Holdings, Co. and its consolidated subsidiaries (including Crane Company and its combined subsidiaries), in each case, prior to giving effect to the spin-off, (iii) “Crane Company” refers to the Delaware corporation Crane Company, which is the registrant and the company whose shares of common stock will be distributed to the stockholders of Crane Holdings, Co in the distribution, (iv) the “Company,” “we,” “us,” and “our” refer to Crane Company and its combined subsidiaries, in each case, after giving effect to the spin-off, (v) “Crane NXT, Co.” refers to the Delaware corporation Crane NXT, Co. (which shall be known as Crane Holdings, Co. prior to the completion of the spin-off), following the closing of the spin-off and (vi) “Crane NXT” refers to Crane NXT, Co. and its consolidated subsidiaries (other than Crane Company and its combined subsidiaries), in each case, after giving effect to the spin-off. Amounts in the following discussion are presented in millions, except employee, square feet, number of properties, share and per share data, or unless otherwise stated.

Executive Officers of the Registrant

Name	Position	Business Experience	Age	Executive Officer Since
Max H. Mitchell	President and Chief Executive Officer	President and Chief Executive Officer of Crane Company since 2022 and President, Chief Executive Officer and Director of Crane since 2014. President and Chief Operating Officer of Crane from 2013 through 2014. Executive Vice President and Chief Operating Officer of Crane from 2011 to 2013.	59	2023
Alejandro Alcala	Executive Vice President	Executive Vice President, Aerospace and Electronics since February 2023, Senior Vice President of Crane through 2023, Process Flow Technologies and operations of Crane in China, India and the Middle East & Africa since March 2020. President, Crane ChemPharma & Energy from 2014 to March 2020. President, Crane Pumps & Systems from 2013 to 2014.	48	2023
Anthony M. D’Iorio	Executive Vice President, General Counsel and Secretary	Executive Vice President since 2023. Senior Vice President of Crane from February 2021 through January 2023. Vice President, General Counsel and Secretary since February 2018. Deputy General Counsel from 2013 through February 2018. Assistant General Counsel from 2005 through 2013.	59	2023
Richard A. Maue	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	Executive Vice President since February 2023. Senior Vice President of Crane from January 2019 through January 2023. Chief Financial Officer since 2013. Principal Accounting Officer from 2007 through May 2019. Vice President - Finance from 2013 through January 2019.	52	2023
Tami S. Polmanteer	Executive Vice President, Chief Human Resources Officer	Executive Vice President since February 2023. Senior Vice President of Crane from 2021 through January, 2023. Chief Human Resources Officer since March 2021. Chief Human Resources Officer of Aleris from 2016 through 2020. Senior Vice President, Chief Human Resource Officer of Daymon Worldwide from 2011 through 2016.	57	2023

Item 1.	Business

General

In March 2022, the board of directors of Crane Holdings, Co. authorized management to pursue a plan to separate spin-off its Aerospace & Electronics, Process Flow Technologies and Engineered Materials segments to Crane Holdings, Co.’s stockholders (the “spin-off”). On February 7, 2023, the SEC declared effective the registrant’s Registration Statement on Form 10, filed on December 15, 2022, as amended by Amendment No. 1 to the Registration Statement on Form 10, filed on January 24, 2023. Crane Company, a Delaware corporation and a direct, wholly owned subsidiary of Crane Holdings, Co., was newly formed for the purpose of separation and has not engaged in any activities except in preparation for the distribution. The registrant expects the spin-off to be consummated on April 3, 2023.

Crane Company

We are a diversified manufacturer of highly engineered industrial products. Our operations are currently comprised of three segments: Aerospace & Electronics (“A&E”), Process Flow Technologies (“PFT”) and Engineered Materials (“EM”). Our primary end markets include aerospace, defense and space, process industries, non-residential and municipal construction, along with a wide range of general industrial and certain consumer related end markets.

We have been committed to the highest standards of business conduct since inception in 1855 when our founder, R.T. Crane, resolved “to conduct my business in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees; and to put my whole mind upon the business.” Our strategy is to grow earnings and cash flow by focusing on the manufacturing of highly engineered industrial products for specific markets where our scale is a relative advantage, and where we can compete based on our proprietary and differentiated technology, our deep vertical expertise, and our responsiveness to unique and diverse customer needs. We continuously evaluate our portfolio, pursue acquisitions that complement our existing businesses and selectively divest businesses where appropriate. We strive to foster a performance-based culture focused on productivity and continuous improvement, to attract and retain a committed management team whose interests are directly aligned with those of our shareholders, and to maintain a focused, efficient corporate structure.

We operate a comprehensive set of business processes, philosophies and operational excellence tools to drive continuous improvement throughout our businesses (collectively, the Crane Business System). Beginning with a core value of integrity, we incorporate “Voice of the Customer” teachings (specific processes designed to capture our customers’ requirements) and a broad range of tools into a disciplined strategy deployment process to continuously improve safety, quality, delivery, cost and growth. An embedded intellectual capital development process helps ensure that we attract, develop, promote and retain talent to drive continuity and repeatable results.

Recent Transactions

Pending Separation

On March 30, 2022, Crane Holdings, Co. announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”), Crane Company and Crane NXT, Co. Upon completion of the pending Separation, Crane Holdings, Co. will be renamed “Crane NXT, Co.” and will continue to operate Crane Holdings, Co.’s Payment & Merchandising Technologies segment. The new company distributed to the stockholders of Crane Holdings, Co. in the Separation, Crane Company, will hold Crane Holdings, Co.’s Aerospace & Electronics and Process Flow Technologies global growth platforms, as well as Crane Holdings, Co.’s Engineered Materials segment. The Separation is expected to occur through a tax-free distribution of all of the outstanding shares of Crane Company common stock to holders of Crane Holdings, Co. common stock and is expected to be completed in April, 2023, subject to the satisfaction of customary conditions and final approval by Crane Holdings, Co.’s Board of Directors. On February 7, 2023, the SEC declared effective our registration statement on Form 10. Each Crane Holdings, Co. stockholder will receive one share of Crane Company common stock for every one share of Crane Holdings, Co. common stock held on March 23, 2023, the record date for the distribution.

For additional information regarding the Separation, including risk factors, see the Information Statement of Crane Company, filed as Exhibit 99.1 to the registration statement on Form 10 filed by Crane Company with the SEC on December 15, 2022, as amended by Amendment No. 1 filed with the SEC on January 24, 2023.

Crane Company Credit Facilities

On March 17, 2023, Crane Company entered into a new senior unsecured credit agreement (the “Credit Agreement”), which provides for (i) a $500 million, 5-year Revolving Credit Facility (the “Revolving Facility”) and (ii) a $300 million, 3-year term loan facility (the “Term Facility”), funding under each of which will become available substantially concurrently with the spin-off, subject to the satisfaction of customary conditions of facilities of this type. The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, depending on our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. As of the last day of each quarter, we must also maintain a total net leverage ratio not to exceed 3.50 to 1.00 (which, at the Crane Company’s election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and a minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.

Reportable Segments

For additional information on recent business developments and other information about us and our business, please refer to the information set forth under the captions, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 of this report, as well as in Part II, Item 8 under Note 4, “Segment Information,” in the Notes to Combined Financial Statements for sales, operating profit and assets employed by each segment.

Aerospace & Electronics

The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace, and the military aerospace, defense and space markets. The commercial market and military market accounted for 57% and 43%, respectively, of total segment sales in 2022. Sales to original equipment manufacturers (“OEMs”) and aftermarket customers were 72% and 28%, respectively, in 2022.

We provide mission critical systems that require high reliability and high accuracy, such as pressure sensors for aircraft engine control, aircraft braking systems for fighter jets, power conversion solutions for spacecraft and lubrication systems for the harshest and most hazardous environmental conditions. Crane has differentiated proprietary technology and know-how supporting many of the fundamental technologies that are supporting solutions where we are often sole source in the areas where we compete, with a track record for performance, reliability and continued innovation. A&E’s integrated capabilities include the following:

•	Power Solutions: Provides enabling technology to accelerate electrification of air, land, space and sea vehicles and systems.

•

Sensing Systems: Provides components and systems for condition and position sensing, and pressure and flow measurement, with high-accuracy, reliability and engineering to excel in rugged aerospace environments.

•	Fluid & Thermal Management: Designs and manufactures positive displacement pumps, centrifugal pumps and true mass flowmeters for aerospace and defense applications.

•	Landing Systems: Provides hydraulic and electric brake control systems with antiskid and autobrake functionality, as well as electronic and hydraulic subsystems for landing gear control.

•	Microwave Solutions: Designs and manufactures high-performance RF and IF components and millimeter-wave systems and subsystems for defense, space and commercial end-use customers.

A&E has a solid long term growth profile driven by positions on market leading platforms, recent new program wins and continued investment in technology readiness. The segment is also positioned to benefit from underlying market growth driven by increasing new commercial aircraft deliveries, air passenger travel growth, defense investment, ongoing maintenance, repair and overhaul organizations (“MRO”) requirements and emerging applications in the space market, as well as a strong trend driving greater electrification for aerospace and defense applications. Our unique position to drive sustained growth is driven by differentiated technology investment focused on high-growth market segments, including Low Earth Orbit satellite constellations, next-generation aircraft engines, advanced ground and sea-based radar systems, as well as high-power and bi-directional power conversion for numerous emerging commercial and military applications, including more-electric and hybrid-electric ground vehicles and hybrid-electric and pure electric-propulsion aircraft.

Facilities are located in the United States, Taiwan, and France.

Process Flow Technologies

The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Pumps and Systems and Commercial Valves.

•

Process Valves and Related Products: Manufactures a wide range of on/off isolation valves, including check valves, sleeved plug valves, lined valves, process ball valves, high performance butterfly valves, bellows sealed globe valves, aseptic and industrial diaphragm valves and multi / quarter-turn valves actuation. Other related products include lined pipe, fittings and hoses, air operated diaphragm and peristaltic pumps, instrumentation and sampling systems, valve positioning and control systems, valve diagnostic and calibration systems. Across the portfolio, the primary focus is on chemical, pharmaceutical and general industrial end markets. Manufacturing facilities, along with sales and service centers, are located across North America, Europe, the Middle East, Asia and Australia.

•	Pumps and Systems: Manufactures pumps products for water and wastewater applications, primarily in the United States municipal and industrial markets.

•

Commercial Valves: Manufactures valves and related products for the non-residential construction, gas utility and municipal markets. The primary geographies served by the manufacturing operations are the United Kingdom, the Middle East and continental Europe.

Our portfolio strategically targets the higher growth and less cyclical chemical, general industrial, water and wastewater and pharmaceutical industries. We expect these industries to be outsized growth segments of the market, driven by investment in sustainability and clean energy, aging infrastructure, tightening wastewater regulations and an aging population with a growing demand for healthcare.

Crane has a strong track record of innovation and being a pioneer in the industry, “writing the book” on the flow of fluids with Technical Paper 410, which is still used as a definitive authority on the topic for engineers, professionals and other practitioners. By focusing on accelerating the rate of innovation through R&D investment, we have driven incremental market capture and significantly improved new product sales vitality to support long term profitable growth.

Engineered Materials

The Engineered Materials segment manufactures fiberglass-reinforced plastic (“FRP”) panels and coils, primarily for use in the manufacturing of recreational vehicles (“RVs”), and in commercial and industrial buildings applications, with some additional applications including trailers and other transportation-related products. Engineered Materials sells the majority of its products directly to RV, trailer, and truck manufacturers, and it uses distributors and retailers to serve the commercial and industrial construction markets. Manufacturing facilities are located in the United States.

Other Matters Relating to Our Business as a Whole

Competitive Conditions

Our businesses participate in markets that are highly competitive. Because of the diversity of products manufactured and sold, our businesses typically have a different set of competitors in each geographic area and end market in which they participate. Accordingly, it is not possible to estimate the number of competitors, or precise market share; however, we believe that we are a principal competitor in most of our markets. Our primary basis of competition is providing high quality products, with technological differentiation, at competitive prices, with superior customer service and timely delivery.

Our products are sold into primary end markets which include aerospace, defense and space, process industries, non-residential and municipal construction, along with a wide range of general industrial and certain consumer related end markets. As such, our revenues depend on numerous unpredictable factors, including changes in market demand, general economic conditions, customer capital spending, timing and amount of contract awards and credit availability. Since our products are sold in such a wide variety of markets, we do not believe that we can reliably quantify or predict the potential effects of changes in any of the aforementioned factors. Our engineering and product development activities are focused on improving existing products, customizing existing products for particular customer requirements, as well as the development of new products. We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property, no one of which is of such importance that termination would materially affect our business. From time to time, however, we do engage in litigation to protect our intellectual property.

Raw Materials

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics, and various petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces have at times, including in 2022, caused increases in the costs of key raw materials, there have been no raw materials shortages that have had a material adverse impact on our business. We believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at acceptable costs. For a further discussion of risks related to raw materials, please refer to Item 1A. “Risk Factors.”

Government Contracts

We have agreements relating to the sale of products to government entities, primarily involving products in our Aerospace & Electronics and, to a lesser extent, our Process Flow Technologies segment. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws and regulations governing government contracts differ from those governing private contracts. For example, some government contracts require disclosure of cost and pricing data and impose certain sourcing conditions that are not applicable to private contracts. Our failure to comply with these laws could result in suspension of these contracts, criminal or civil sanctions, administrative penalties and fines or suspension or debarment from government contracting or subcontracting for a period of time. For a further discussion of risks related to compliance with government contracting requirements, please refer to Item 1A. “Risk Factors.”

Environmental Compliance and Climate Change

We are regulated by federal, state and international environmental laws governing our use, transport and disposal of substances and control of emissions. Our manufacturing facilities generally do not produce significant volumes or quantities of byproducts that would be considered hazardous waste or otherwise harmful to the environment if not properly handled or maintained. Accordingly, continued compliance with these existing laws has not had a material impact on our capital expenditures or earnings.

However, we occasionally engage in environmental remediation activities as required by federal and state laws. In addition, we may be exposed to other environmental costs including participation in the characterization and remediation of federal Superfund sites, or analogous state sites. When it is reasonably probable we will pay remediation costs at a site, and those costs can be reasonably estimated, we accrue a liability for such future costs with a related charge against our earnings. For further discussion of environmental related risks, please refer to Item 1A. “Risk Factors.” For further discussion of our environmental matters, please refer to Part II, Item 8 under Note 13, “Commitments and Contingencies,” in the Notes to Combined Financial Statements.

Human Capital Resources

To remain a leading manufacturer of highly engineered industrial products, it is important that we continue to attract, develop, and retain exceptional talent across our global enterprise.

The Company has a diverse global workforce located in 20 countries, spanning six continents. At December 31, 2022, we employed approximately 7,000 persons worldwide, of which substantially all were full time employees. In the United States, we employed approximately 4,000 people across 35 locations. At December 31, 2022, approximately 5% of our U.S. employees were represented by a union under a collective bargaining agreement. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.

To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our associates. We are committed to developing our associates personally and professionally by leveraging a structured and disciplined Intellectual Capital (“IC”) process. Our regular IC cadence includes constructive reviews and various talent and leadership development initiatives conducted by the executive management team and provided throughout an associate’s career. We are also committed to an inclusive and high-performance culture at all levels of the organization, based on trust and respect.

The manufacture and production of our products requires the use of a variety of tools, equipment, materials, and supplies. At Crane, we are strongly committed to the health and safety of our associates and strive to continuously adhere to global regulatory safety requirements and to reduce the incidence and severity of job-related injuries. We utilize strict compliance protocols, training programs, effective risk management practices, and sound science in our operations to minimize risk to our associates.

Beginning in 2020, in response to the COVID-19 pandemic, we implemented flexible remote work options and health and safety protocols and procedures across all of our global offices, manufacturing and distribution facilities to ensure the safety and well-being of our associates. These protocols included proper hygiene, social distancing, mask use and temperature screenings and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention in the U.S., and other similar public health authorities in our international locations. Today, we continue to deploy various work options and protocols in response to the significantly reduced health risks compared to the initial and early period of the pandemic.

For a discussion of risks related to employee relations, please refer to Item 1A. “Risk Factors.”

Available Information

We, and our sole shareholder, Crane Holdings, Co., each file annual, quarterly, and current reports and amendments to these reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.

We, and Crane Holdings, Co., each also make our filings available free of charge through our Internet website, as soon as reasonably practicable after filing such material electronically with, or furnishing such material, to the SEC. Also posted on our website are Crane Holdings, Co.’s Corporate Governance Guidelines, Standards for Director Independence, Crane Holdings, Co. Code of Ethics and the charters and a brief description of each of Crane Holdings, Co.’s Audit Committee, Management Organization and Compensation Committee and Nominating and Governance Committee. These items are available in the “Investors – Corporate Governance” section of Crane Holdings, Co.’s website at www.craneco.com. The content of this website is not part of this report.

Item 1A.	Risk Factors

Our business, financial condition, results of operations and cash flows may be affected by a number of factors including, but not limited to those set forth below. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” preceding Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Our Business

Macroeconomic fluctuations may harm our business, results of operations and stock price.

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, levels of consumer and business confidence, commodity prices and availability, inflationary pressures, exchange rates, levels of government spending and deficits, political conditions, and other challenges that could affect the global economy including impacts associated with any economic sanctions imposed against Russia, including any territory within the Ukraine that Russia has occupied, in response to their invasion of the Ukraine. These economic and geopolitical conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations, grow through operations or refinance maturing debt balances at economically favorable interest rates. In addition, restrictions on credit availability could adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. See “Specific Risks Related to Our Business Segments.”

Our ability to source components and raw materials from our suppliers could be disrupted or delayed in our supply chain which could adversely affect our results of operations.

Our operations require significant amounts of necessary components and raw materials. We deploy a continuous, company-wide process to source our components and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. Due to a variety of global factors, our business has been experiencing, and may continue to experience, supply chain disruptions from an insufficient availability of certain components and raw materials and substantial freight delays in obtaining them. If we are unable to timely source these components or raw materials, our operations may be disrupted, or we could experience a delay or temporary stoppage in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements; supplier financial condition; increases in duties and tariff costs; disruptions in transportation; an outbreak of a severe public health pandemic, such as the COVID-19 pandemic; severe weather; the occurrence or threat of wars, including Russia’s invasion of Ukraine or other conflicts, could have an adverse effect on our financial condition, results of operations and cash flows.

The prices of our components and raw materials could fluctuate dramatically, which may adversely affect our profitability.

The costs of certain components and raw materials that are critical to our profitability can be volatile which can have a significant impact on our profitability. The costs in our business segments are affected by fluctuations in the price of metals such as steel and copper as well as other raw materials such as resin, and electronic components. We have seen a period of sustained price increases for components and raw materials that may continue into the future as demand increases and supply may remain constrained, which has resulted in, and may continue to result in, increased costs for us. While we have taken actions aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical components and raw materials continue to increase or we are unable to pass increased costs of components and raw materials to customers, our operating profit could be adversely affected.

The COVID-19 pandemic had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. The COVID-19 pandemic continues to present business challenges, and we continue to experience impacts related to COVID-19, primarily in disruptions in global supply chains, delays in supplier deliveries, higher raw material prices, delays in deliveries to customers, travel restrictions, site access and quarantine restrictions, and employee absences. Because the severity, magnitude and duration of the COVID-19 pandemic and its continuing economic consequences remain uncertain and rapidly changing, it is difficult to predict the extent of the pandemic’s impact on our operations and financial performance.

Information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of our privacy and security policies with respect to such information, could adversely affect us.

We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A theft, loss, fraudulent use or misuse of customer, vendor, employee or our proprietary data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, new vulnerabilities or other developments will not compromise or breach the security solutions protecting our information technology, networks and systems. A cyber-attack on our information systems technology or those of our partners, vendors, suppliers could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could seriously harm our operations as well as the operations of our customers and suppliers. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of sales, remediation and increased insurance costs, and interference with regulatory compliance. We have experienced and expect to continue to experience some of these types of cybersecurity threats and incidents, which could be material in the future.

Demand for our products is variable and subject to factors beyond our control, which could result in unanticipated events significantly impacting our results of operations.

A substantial portion of our sales is concentrated in industries that are cyclical in nature or subject to market conditions which may cause customer demand for our products to be volatile. Reductions in demand by these industries would reduce the sales and profitability of the affected business segments.

•

In our Aerospace & Electronics segment, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. In addition, our Aerospace & Electronics segment could be impacted to the extent that our major aircraft manufacturing customers encounter problems which impact their production rates and, correspondingly, reduce purchases of our products (for example, the grounding of the 737 MAX and associated suspension of 737 MAX production announced by Boeing in December 2019 reduced our sales and operating profit in 2020), or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices and/or extend payment terms; in addition, demand for military and defense products is dependent upon government spending in certain areas which can vary year to year.

•

Our Process Flow Technologies segment is dependent on global economic conditions, customer capital spending and commodity prices. Deterioration in any of these economic factors could result in sales and profits falling below our current outlook.

•

In our Engineered Materials segment, sales and profits could be affected by declines in demand for RVs, building materials or truck trailers; results could also be impacted by unforeseen changes in capacity or price increases related to certain raw materials, in particular, resin.

Our businesses are subject to extensive governmental regulation; failure to comply with those regulations could adversely affect our financial condition, results of operations, cash flows and reputation.

We are required to comply with various import and export control laws, which may affect our transactions with certain customers, particularly in our Aerospace & Electronics and Process Flow Technologies segments, as discussed more fully under “Specific Risks Relating to Our Business Segments.” In certain circumstances, export control and economic sanctions, and other trade-related regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. For example, compliance with regulations related to the sourcing of conflict-free minerals mined from the democratic Republic of Congo and adjoining countries could limit the pool of suppliers who can provide conflict-free minerals to us, and as a result, may cause us to incur additional expenses and may create challenges for us to obtain conflict-free minerals at competitive prices. In addition, we are subject to the Foreign Corrupt Practices Act, which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, or securing any improper advantage. We are also subject to the anti-bribery laws of other jurisdictions. Failure to comply with any of these and similar regulations could result in civil and criminal liability, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.

We compete with other manufacturing businesses for highly qualified employees in the countries in which we operate, and we may not be able to retain our personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.

Our business segments and corporate offices are dependent upon highly qualified personnel, and we generally are dependent upon the continued efforts of key management employees. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including enhanced or expanded unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government regulations. We have recently observed an overall tightening and increasingly competitive labor market which has, and could continue to result in higher compensation costs. While we believe we have a robust intellectual capital process, we may have difficulty retaining key personnel or locating and hiring additional qualified personnel. The loss of the services of any of such personnel or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could have an adverse effect on our results of operations and financial condition.

We conduct a substantial portion of our business outside the U.S. and face risks inherent in non-domestic operations.

Net sales by destination outside the U.S. were 42.2% of our combined amounts in 2022. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, our operations outside the U.S. are subject to the risks associated with conducting business internationally, including, but not limited to:

•	economic and political instability, including the risk of geopolitical conflict or territorial incursions, in the countries and regions in which we operate;

•

the risks of fluctuations in foreign currency exchange rates, primarily the euro, the British pound and the Japanese yen, could adversely affect our reported results, primarily in our Process Flow Technologies, as amounts earned in other countries are translated into U.S. dollars for reporting purposes; and

•

changes in the U.S. government’s approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•

The COVID-19 pandemic had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. The COVID-19 pandemic continues to present business challenges, and we continue to experience impacts related to COVID-19, primarily in disruptions in global supply chains, delays in supplier deliveries, higher raw material prices, delays in deliveries to customers, travel restrictions, site access and quarantine restrictions, and employee absences. Because the severity, magnitude and duration of the COVID-19 pandemic and its continuing economic consequences remain uncertain and rapidly changing, it is difficult to predict the extent of the pandemic’s impact on our operations and financial performance.

Net periodic pension (benefit) cost and pension contributions associated with our retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions and future market performance of plan assets.

Total net periodic pension benefit and pension contributions were $2.3 million and $17.8 million, respectively in 2022. The costs of our defined benefit pension plans are dependent upon various factors, including rates of return on investment assets, discount rates for future payment obligations, and expected mortality, among other things. In addition, funding requirements for benefit obligations of our pension plans are subject to legislative and other government regulatory actions. Variances in related estimates could have an adverse effect on our financial condition, results of operations and cash flows.

Our business could be harmed if we are unable to protect our intellectual property.

We rely on a combination of trade secrets, patents, trademarks, copyrights and confidentiality procedures to protect our products and technology. Existing trade secret, patent, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. In addition, others may develop substantially equivalent, or superseding proprietary technology, or competitors may offer equivalent non-infringing products in competition with our products, thereby substantially reducing the value of our proprietary rights. The laws of some foreign countries in which our products are or may be manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. We cannot assure that the steps we take to protect our intellectual property will be adequate to prevent misappropriation of our technology. We could incur significant and/or unexpected costs in our efforts to successfully avoid, manage, defend and litigate intellectual property matters. Our inability to protect our intellectual property could have an adverse effect on our financial condition, results of operations and cash flows.

We may be unable to identify or to complete acquisitions, or to successfully integrate the businesses we acquire.

We have evaluated, and expect to continue to evaluate, a wide array of potential acquisition transactions. Our acquisition program attempts to address the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, systems of internal control and potential profitability of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations involves significant risks and uncertainties, including:

•	Maintenance of uniform standards, controls, policies and procedures;

•	Unplanned expenses associated with the integration efforts;

•	Inability to achieve planned facility repositioning savings or related efficiencies from recent and ongoing investments; and

•	Unidentified issues not discovered in the due diligence process, including legal contingencies.

There can be no assurance that suitable acquisition opportunities will be available in the future, that we will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable, which could adversely impact our growth rate. Our ability to achieve our growth goals depends in part upon our ability to identify and successfully acquire, finance and integrate companies and businesses at appropriate prices and realize anticipated cost savings.

Our future results of operations and financial condition could be adversely impacted by intangible asset impairment charges.

As of December 31, 2022, we had goodwill and other intangible assets, net of accumulated amortization, of $762.6 million, which represented approximately 34% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have an adverse effect on our financial condition and results of operations.

Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flows and reputation.

Our operations are subject to extensive environmental and health and safety laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. The costs of compliance with these regulations results in ongoing costs that may increase over time. Failure to comply with any of these laws could result in civil and criminal liability, substantial monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices will not exceed our estimates or adversely affect our financial condition, results of operations and cash flows.

We may be unable to improve productivity, reduce costs and align manufacturing capacity with customer demand.

We are committed to continuous productivity improvement, and we continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In order to operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, we recorded pre-tax restructuring charges of $32.1 million for the 2020 repositioning program related to actions to reduce our global workforce in response to the adverse economic impact of COVID-19. At the end of 2022, we took modest cost reduction actions in response to continued global economic uncertainty. While these are proactive actions to increase our productivity and operating effectiveness, our inability to adequately respond to potential declines in global demand for our products and services and properly align our cost base could have an adverse effect on our financial condition, results of operations and cash flows.

We could face potential product liability or warranty claims, we may not accurately estimate costs related to such claims, and we may not have sufficient insurance coverage available to cover such claims.

Our products are used in a wide variety of commercial applications and certain residential applications, including, in many cases, in severe service or mission critical applications. We face an inherent business risk of exposure to product liability or other claims in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. We may in the future incur liability if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline.

In addition, consistent with industry practice, we provide warranties on many of our products and we may experience costs of warranty or breach of contract claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them.

While we maintain insurance coverage with respect to certain liability claims, that insurance coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liabilities not covered by insurance or that exceed our established reserves could have an adverse effect on our financial condition, results of operations and cash flows.

We may be unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.

Our growth depends, in part, on continued sales of existing products, as well as the successful development and introduction of new products or technologies, which face the uncertainty of customer acceptance and reaction from competitors. Any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position. Further, the development and introduction of new products may require us to make investments in specialized personnel and capital equipment, increase marketing efforts and reallocate resources away from other uses. We also may need to modify our systems and strategy in light of new products that we develop. If we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our financial condition, results of operations and cash flows could be adversely impacted.

We face significant competition which may adversely impact our financial condition, results of operations, and cash flows in the future.

While we are a principal competitor in most of our markets, all of our markets are highly competitive. The competitors in many of our business segments can be expected in the future to improve technologies, reduce costs and develop and introduce new products. The ability of our business segments to achieve similar advances will be important to our competitive positions. Competitive pressures, including those discussed above, could cause one or more of our business segments to lose market share or could result in significant price erosion, either of which could have an adverse effect on our financial condition, results of operations and cash flows.

Fluctuations in interest rates could affect our financial results.

A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of December 31, 2022, we had approximately $400.0 million of indebtedness that bears interest at variable rates. As of December 31, 2022, a hypothetical 1% increase in prevailing interest rates would increase our 2022 interest expense by approximately $4.0 million.

Additional tax expense or exposures could affect our financial condition, results of operations and cash flows.

We are subject to income taxes in the U.S. and various international jurisdictions. Our financial condition, results of operations and cash flow could be affected by changes to any or all of the following: tax laws, regulations, accounting principles and judicial rulings, the geographic mix of our earnings, the valuation of our deferred tax assets and liabilities, and the results of audits and examinations of previously filed tax returns.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in any business environment that is decentralized such as ours. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Specific Risks Relating to Our Reportable Segments

Aerospace & Electronics

Our Aerospace & Electronics segment sales are primarily affected by conditions in the commercial aerospace industry which is cyclical in nature, and by changes in defense spending by the U.S. government.

Commercial aircraft are procured primarily by airlines, and airline capital spending can be affected by a number of factors including credit availability and related cost, current and expected fuel prices, and current and forecast air traffic demand levels. Air traffic levels are affected by a different array of factors including general economic conditions and global corporate travel spending, although other non-economic events can also adversely impact airline traffic, including terrorism or pandemic health concerns, such as the COVID-19 pandemic. Our commercial business is also affected by the market for business jets where demand is typically tied to corporate profitability levels, and the freight markets which are most heavily influenced by general economic conditions. Demand for our commercial aftermarket business is closely tied to total aircraft flight hours. Any decrease in demand for new aircraft or equipment, or use of existing aircraft and equipment, would likely result in decreased sales of our products and services. In addition, our commercial business could also be impacted to the extent that our major aircraft manufacturing customers encounter problems which impact their production rates and, correspondingly, reduce purchases of our products (for example, the grounding of the 737 MAX and associated suspension of 737 MAX production announced by Boeing in December 2019 reduced our sales and operating profit in 2020), or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices and/or extend payment terms.

The defense portion of the segment’s business is dependent primarily on U.S. government spending, and to a lesser extent, foreign government spending, on the specific military platforms and programs where our business participates. Any reduction in appropriations for these platforms or programs could impact the performance of our business. Our sales to defense customers are also affected by the level of activity in military flight operations.

We rely on certain subcontractors and suppliers to provide and produce raw materials, integrated components and sub-assemblies. The Aerospace and Defense industry is experiencing continued disruptions due to the lingering impacts of COVID-19, global supply chain constraints, and labor instability. If one or more of our suppliers or subcontractors continue to experience delivery delays or other performance problems, we may be unable to meet commitments to our customers and our financial position, results of operations and cash flows may continue to be adversely impacted. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier’s control, such as geopolitical developments, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.

We are required to comply with various export control laws, which may affect our transactions with certain customers. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, manufacturing practices and quality procedures, export control, employment practices, the accuracy of records and the recording of costs and information security requirements. A failure to comply with these requirements could result in suspension of these contracts, and suspension or debarment from government contracting or subcontracting. Failure to comply with any of these regulations could result in civil and criminal liability, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.

Due to the lengthy research and development cycle involved in bringing commercial and military products to market, we cannot accurately predict the demand levels that will exist once a given new product is ready for market. In addition, if we are unable to develop and introduce new products in a cost-effective manner or otherwise effectively manage the introduction of new products and/or programs, our results of operations and financial condition could be adversely impacted. Demand for our products could also be adversely impacted by industry consolidation that could result in greater acceptance of competitors’ products.

Process Flow Technologies

Our Process Flow Technologies segment competes in markets that are fragmented and highly competitive. The business competes against large, well established global companies, as well as smaller regional and local companies. We compete based on our products’ quality, reliability and safety, our brand reputation, value-added technical expertise and customer support and consistent on-time delivery.

Demand for our Process Flow Technologies products is heavily dependent on our customers’ level of new capital investment and planned maintenance expenditures. Customer spending typically depends on general economic conditions, availability of credit, and expectations of future demand. Slowing global economic growth, volatility in commodity prices, including the price of oil could all contribute to lower levels of customer spending, and project delays or cancellations.

A portion of this segment’s business is subject to government contracting rules and regulations. Failure to comply with these requirements could result in suspension or debarment from government contracting or subcontracting, civil and criminal liability, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to export products and services, or damage to our reputation. At our foreign operations, results could also be adversely impacted by a weakening of local currencies against the U.S. dollar. Our Process Flow Technologies business has the greatest exposure to the euro, British pound and Canadian dollar, and lesser exposure to several other currencies.

Engineered Materials

Our Engineered Materials segment manufactures and sells fiberglass reinforced plastic (“FRP”) panels and coils, primarily for use in the manufacturing of RVs, trucks, and trailers, with additional applications in commercial and industrial building construction. Demand in these end markets is dependent on general economic conditions, credit availability, and consumer and corporate spending levels. A decline in demand in any of these end markets, including a significant change in RV industry capacity; a loss of market share to alternative materials such as, for example, non-reinforced plastic, PVC, tile, stainless steel, epoxy paint, wood, and aluminum; or customer pricing pressure would result in lower sales and profits for this business. Profitability could also be adversely affected by an increase in the price of resin or fiberglass if we are unable to pass the incremental costs on to our customers. Additional risks include the loss of a principal supplier.

Risks Related to the Spin-Off

Crane Company may not achieve some or all of the expected benefits of the spin-off, and the spin-off may adversely affect the Company’s business.

Crane Company may not be able to achieve the full strategic and financial benefits expected to result from the spin-off, or such benefits may be delayed or not occur at all. The spin-off is expected to provide the following benefits, among others:

•	Enhanced ability to attract a stockholder base aligned with Crane Company’s clear value proposition.

•	Tailored capital allocation strategies aligned with Crane Company’s distinct business strategies and industry specific dynamics.

•	Deeper operational focus, accountability and flexibility to meet customer requirements.

•	Increased operating and financial flexibility to pursue inorganic growth opportunities.

•	Enhanced ability to pursue accretive M&A opportunities, with the benefit of an independent equity currency reflective of the strength of each company.

Crane Company may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) the spin-off will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing Crane Company’s business, (ii) following the spin-off, Crane Company’s stock price may be more susceptible to market fluctuations and other events particular to one or more of Crane Company’s products than if it were still a part of Crane and (iii) following the spin-off, Crane Company’s operational and financial profile will change such that Crane Company’s diversification of revenue sources will diminish, and Crane Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility than prior to the spin-off. Additionally, Crane Company may experience unanticipated competitive developments, including changes in the conditions of the markets of the Company’s A&E, PFT and Engineered Materials segments, and the other businesses it will hold at the time of the spin-off, that could negate the expected benefits from the spin-off. If Crane Company does not realize some or all of the benefits expected to result from the spin-off, or if such benefits are delayed, the business, financial condition, results of operations and cash flows of Crane Company could be adversely affected.

Crane Company may incur material costs and expenses as a result of the spin-off.

Crane Company may incur costs and expenses greater than those Crane Company currently expects to incur as a result of the spin-off. These increased costs and expenses may arise from various factors, including financial reporting and costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act). In addition, Crane Company expects to either maintain similar or have increased corporate and administrative costs and expenses to those Crane Company incurred while part of Crane, even though, following the spin-off, Crane Company will be a smaller, stand-alone company. We cannot assure you that these costs will not be material to Crane Company’s business.

If, following the spin-off, Crane Company is unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or its internal control over financial reporting is not effective, it could have a material adverse effect on the Company’s businesses and Crane Company’s stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. Our financial results previously were included within the consolidated results of Crane. However, Crane Company was not directly subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Sarbanes-Oxley Act.

As a result of the spin-off, Crane Company will be directly subject to reporting and other obligations under the Exchange Act. Beginning with its second annual report on Form 10-K, Crane Company will be required to comply with Section 404 of the Sarbanes-Oxley Act which will require it to document and test its internal control procedures, its management will be required to assess and issue a report concerning its internal control over financial reporting and its independent auditors will be required to issue an opinion on Crane Company’s internal controls over financial reporting. These reporting and other obligations may place significant demands on our management and administrative and operational resources, including accounting systems and resources. To comply with these requirements, we will need to establish our own systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to establish our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired.

During periods it is required to assess the effectiveness of its internal controls, if Crane Company’s management is unable to conclude that it has effective internal controls over financial reporting or its independent public accounting firm is unwilling or unable to provide Crane Company with an unqualified report on the effectiveness of its internal controls, as required by Section 404 of the Sarbanes-Oxley Act, Crane Company may not be able to report its financial information on a timely basis. As a result, investors may lose confidence in Crane Company’s financial results, Crane Company’s stock price may suffer and Crane Company may be subject to litigation or regulatory enforcement actions, any of which could have a material adverse effect on the Company’s businesses.

The historical and pro forma financial information presented herein is not necessarily representative of the results that Crane Company would have achieved as a separate, publicly traded company and therefore may not be a reliable indicator of its future results.

Due to Crane Company’s larger operations, greater tangible assets, greater fair value and greater net sales, in each case, relative to Crane NXT, among other factors, Crane Company will be treated as the “accounting spinnor” and therefore will be the “accounting successor” to Crane for accounting purposes, notwithstanding the legal form of the spin-off described in this Annual Report on Form 10-K. Therefore, following the spin-off, the historical consolidated financial statements of Crane will represent the historical financial statements of Crane Company and Crane NXT will be presented as discontinued operations. The historical information about the Company in this Annual Report on Form 10-K refers to the Company’s businesses as part of Crane. The Company’s historical and pro forma financial information included in this Annual Report on Form 10-K is derived from the consolidated financial statements and accounting records of Crane. Accordingly, the historical and pro forma financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that Crane Company would have achieved as a separate, publicly traded company during the periods presented or those that Crane Company will achieve in the future.

For additional information about the past financial performance of Crane Company’s businesses and the basis of presentation of the historical consolidated financial statements of Crane, the supplemental historical combined financial statements of Crane Company, see Item 8 of this Annual Report on Form 10-K.

Crane NXT, Co. may fail to perform under various transaction agreements that will be executed as part of the spin-off or Crane Company may fail to have necessary systems and services in place when Crane NXT, Co. is no longer obligated to provide services under the various agreements.

Crane Company and Crane Holdings, Co. or Crane NXT, Co., as applicable, will enter into certain agreements, such as the separation and distribution agreement, a transition services agreement, a tax matters agreement, an intellectual property matters agreement and an employee matters agreement, and those other agreements discussed in greater detail in Item 13 “Certain Relationships and Related Party Transactions—Agreements with Crane Holdings, Co. / Crane NXT, Co.” of this Annual Report on Form 10-K, which may provide for the performance by each company for the benefit of the other for a period of time after the spin-off. If Crane NXT, Co. is unable to satisfy its obligations under these agreements, including its indemnification obligations, Crane Company could incur operational difficulties or losses.

If Crane Company does not have in place its own systems and services, and does not have agreements with other providers of these services when the transitional or other agreements terminate, or if Crane Company does not implement the new systems or replace Crane NXT, Co.’s services successfully, Crane Company may not be able to operate its business effectively, which could disrupt its business and have a material adverse effect on its business, financial condition and results of operations. These systems and services may also be more expensive to install, implement and operate, or less efficient than the systems and services Crane NXT, Co. is expected to provide during the transition period.

Potential indemnification liabilities to Crane NXT, Co. pursuant to the separation and distribution agreement could materially and adversely affect Crane Company’s business, financial condition, results of operations and cash flows.

The separation and distribution agreement, among other things, will provide for indemnification obligations designed to make Crane Company financially responsible for certain liabilities that may exist relating to its business activities. If Crane Company is required to indemnify Crane NXT, Co. under the circumstances set forth in the separation and distribution agreement, Crane Company may be subject to substantial liabilities.

Crane Company may be subject to certain contingent liabilities of Crane NXT following the spin-off.

After the spin-off, there is the possibility that certain liabilities of Crane NXT could become Crane Company obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of Crane during a taxable period or portion of a taxable period ending on or before the effective time of the distribution is jointly and severally liable for the United States federal income tax liability of Crane for that taxable period. Consequently, if Crane NXT is unable to pay the consolidated United States federal income tax liability for a prior period, Crane Company could be required to pay the entire amount of such tax, which could be substantial and in excess of the amount that would be allocated to it under the tax matters agreement that Crane Company intends to enter into with Crane Holdings, Co., which will be renamed “Crane NXT, Co.” For a discussion of the tax matters agreement, see Item 13 “Certain Relationships and Related Party Transactions—Agreements with Crane Holdings, Co. / Crane NXT, Co.—Tax Matters Agreement” of this Annual Report on Form 10-K; other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

In connection with Crane Company’s spin-off from Crane, Crane NXT, Co. will indemnify Crane Company for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Crane Company against the full amount of such liabilities, or that Crane Company’s ability to satisfy its indemnification obligation will not be impaired in the future.

Crane NXT, Co. will agree to indemnify Crane Company for certain pre-spin-off liabilities as discussed further in Item 13 “Certain Relationships and Related Party Transactions—Agreements with Crane Holdings, Co. / Crane NXT, Co.” of this Annual Report on Form 10-K. However, third parties could also seek to hold Crane Company responsible for liabilities that Crane NXT, Co. has agreed to retain, and there can be no assurance that the indemnity from Crane NXT, Co. will be sufficient to protect Crane Company against the full amount of such liabilities, or that Crane NXT, Co. will be able to fully satisfy its indemnification obligations. In addition, Crane NXT, Co.’s insurers may attempt to deny coverage to Crane Company for liabilities associated with certain occurrences of indemnified liabilities prior to the spin-off.

If the distribution of shares of Crane Company, together with certain related transactions, does not qualify for the intended tax treatment, you and Crane NXT, Co. could be subject to significant U.S. federal income tax liability and, in certain circumstances, Crane Company could be required to indemnify Crane NXT for material taxes pursuant to indemnification obligations under the anticipated tax matters agreement.

Crane Holdings, Co. has received the IRS Ruling on certain issues relevant to the qualification of the distribution under sections 368(a)(1)(D) and 355 of the Code, based on certain facts and representations set forth in such request. The IRS Ruling does not address all of the requirements relevant to the qualification of the distribution for the intended tax treatment.

It is a condition to the completion of the distribution that Crane Holdings, Co. receives the Tax Opinion (unless waived by Crane Holdings, Co. in its sole discretion). The Tax Opinion will rely on certain facts, assumptions, representations and undertakings from Crane Holdings, Co. and Crane Company, including those regarding the past and future conduct of the companies’ respective businesses and other matters. Notwithstanding the Tax Opinion, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinion.

If the distribution or any of the above referenced related transactions is determined to be taxable for U.S. federal income tax purposes, a stockholder of Crane Holdings, Co. that has received shares of Crane Company common stock in the distribution and Crane NXT could each incur significant U.S. federal income tax liabilities. In addition, Crane NXT and we could incur significant U.S. federal income tax obligations, whether under applicable law or under the tax matters agreement that Crane Company intends to enter into with Crane Holdings, Co.

Crane Company may not be able to engage in certain corporate transactions after the spin-off.

Crane Company and Crane Holdings, Co., which will be renamed “Crane NXT, Co.”, intend to enter into a tax matters agreement immediately prior to the distribution that will, in relevant part, generally govern Crane Company and Crane NXT, Co.’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits.

The tax matters agreement is not anticipated to restrict us expressly from taking actions after the distribution that could adversely affect the intended U.S. federal income tax treatment of the distribution, together with certain related transactions. Nevertheless, under the anticipated tax matters agreement, we may be required to indemnify Crane NXT, Co. against certain tax liabilities as a result of our actions or the acquisition of our stock or assets, including in certain circumstances where such actions or acquisitions may be outside of our control. Our anticipated indemnity obligation to Crane NXT, Co. in the tax matters agreement is not limited in amount. In addition, even if we are not responsible for tax liabilities of Crane NXT under the anticipated tax matters agreement, we nonetheless could potentially be liable under applicable tax law for such liabilities if Crane NXT were to fail to pay such taxes.

Any anticipated indemnity obligation to Crane NXT, Co. in the tax matters agreement or under applicable tax law might discourage, delay or prevent us from taking certain actions, particularly for the two years following the distribution, including (among other things) the ability to freely issue stock, to make acquisitions, to raise additional equity capital or to effect a change in control that we or our stockholders may consider favorable. Such anticipated indemnity obligations may, furthermore, limit our ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of our stockholders or that might otherwise increase the value of our business.

For a discussion of the tax matters agreement, see Item 13 “Certain Relationships and Related Party Transactions—Agreements with Crane Holdings, Co. / Crane NXT, Co.—Tax Matters Agreement” of this Annual Report on Form 10-K.

The spin-off and related internal restructuring transactions may expose Crane Company to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The spin-off could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include (i) transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or (ii) transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by Crane NXT, Co. or Crane Company or any of their respective subsidiaries) may bring a lawsuit alleging that the spin-off or any of the related transactions constituted a fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding the distribution and returning Crane Company’s assets or Crane Company’s shares and subjecting Crane NXT, Co. and/or Crane Company to liability.

The distribution of Crane Company common stock is also subject to state corporate distribution statutes. Under Delaware General Corporation Law (“DGCL”), a corporation may only pay dividends to its stockholders either (a) out of its surplus (net assets minus capital) or (b) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although Crane Holdings, Co. intends to make the distribution of Crane Company common stock entirely out of surplus, Crane Company and Crane Holdings, Co. cannot ensure that a court would reach the same conclusion in determining the availability of surplus for the separation and the distribution to Crane Holdings, Co.’s stockholders.

After the spin-off, certain of Crane Company’s executive officers and directors may have actual or potential conflicts of interest because of their previous positions at Crane.

Because of their current or former positions with Crane, certain of Crane Company’s expected executive officers and directors own equity interests in Crane Holdings, Co. Following the spin-off, even though Crane Company’s Board of Directors will consist of a majority of directors who are independent, and Crane Company’s expected executive officers who are currently employees of Crane will cease to be employees of Crane NXT, Co. upon the spin-off, some of Crane Company’s executive officers and directors will continue to have a financial interest in shares of Crane NXT, Co. common stock. Continuing ownership of shares of Crane NXT, Co. common stock and equity awards could create, or appear to create, potential conflicts of interest if the Company and Crane NXT pursue the same corporate opportunities or face decisions that could have different implications for the Company and Crane NXT.

No vote of Crane Holdings, Co. stockholders is required in connection with the spin-off.

No vote of Crane Holdings, Co. stockholders is required in connection with the spin-off. Accordingly, if this transaction occurs and you do not want to receive Crane Company common stock in the distribution, your only recourse will be to divest yourself of your Crane Holdings, Co. common stock prior to the record date for the distribution or to sell your Crane Holdings, Co. common stock in the “regular-way” market in between the record date and the distribution date.

Crane Company may have received better terms from unaffiliated third parties than the terms it will receive in its agreements with Crane Holdings, Co.

The agreements Crane Company will enter into with Crane Holdings, Co. or Crane NXT, Co., as applicable, in connection with the spin-off, including the separation and distribution agreement, transition services agreement, tax matters agreement, intellectual property matters agreement and employee matters agreement, were prepared in the context of Crane Company’s spin-off from Crane while Crane Company was still a wholly-owned subsidiary of Crane Holdings, Co. Accordingly, during the period in which the terms of those agreements were prepared, Crane Company did not have a board of directors or management team that was independent of Crane Holdings, Co. While the parties believe the terms reflect arm’s-length terms, there can be no assurance that Crane Company would not have received better terms from unaffiliated third parties than the terms it will receive in its agreements with Crane Holdings, Co. For more information, see Item 13 “Certain Relationships and Related Party Transactions—Agreements with Crane Holdings, Co. / Crane NXT, Co.” of this Annual Report on Form 10-K.

Some contracts and other assets which will need to be transferred or assigned from Crane to the Company in connection with Crane Company’s spin-off from Crane may require the consent or involvement of a third-party. If such consent is not given, Crane Company may not be entitled to the benefit of such contracts and other assets in the future, which could negatively impact the Company’s financial condition and future results of operations.

The separation and distribution agreement and various local transfer agreements will provide that in connection with Crane Company’s spin-off from Crane, a number of contracts with third-parties and other assets are to be transferred or assigned from Crane to the Company. However, the transfer or assignment of certain of these contracts or assets may require providing guarantees or the consent of a third-party to such a transfer or assignment. Similarly, in some circumstances, Crane Company’s business and another business unit of Crane Holdings, Co. are joint beneficiaries of contracts, and Crane Company or its applicable subsidiary will need to enter into a new agreement with the third-party to replicate the existing contract or assign the portion of the existing contract related to the Crane Company business. It is possible that some parties may use the requirement of a guarantee or consent or the fact that the spin-off is occurring to seek more favorable contractual terms from Crane Company or its applicable subsidiary or to seek to terminate the contract. If Crane Company or its applicable subsidiary is unable to provide a guarantee or obtain such consents on commercially reasonable and satisfactory terms or if the contracts are terminated, Crane Company may be unable to obtain some of the benefits, assets and contractual commitments which are intended to be allocated to Crane Company as part of Crane Company’s spin-off from Crane. The failure to timely complete the assignment of existing contracts or assets, or the negotiation of new arrangements, or a termination of any of those arrangements, could negatively impact Crane Company’s financial condition and future results of operations. In addition, where Crane Company or its applicable subsidiary does not intend to provide a guarantee or obtain consent from third-party counterparties based on Crane Company’s or its applicable subsidiary’s belief that no guarantee or consent is required, the third-party counterparties may challenge a transfer of assets on the basis that the terms of the applicable commercial arrangements require that a guarantee be provided or the third-party counterparty’s consent. Crane Company may incur substantial litigation and other costs in connection with any such claims and, if Crane Company does not prevail, the Company’s ability to use these assets could be adversely impacted.

After the spin-off, Crane Company’s access to and cost of financing may be different from the historical access to and cost of financing available to Crane, which may have a material adverse effect on the Company’s business, financial condition or results of operations and cash flows.

Crane Company has historically relied upon Crane to finance its working capital requirements and other cash requirements. After the distribution, Crane Company will not be able to rely on the earnings, assets or cash flow of Crane NXT and Crane NXT will not provide funds to finance Crane Company’s working capital or other cash requirements. As a result, after the distribution, Crane Company will be responsible for obtaining and maintaining sufficient working capital and other funds to satisfy its cash requirements and for servicing its own debt. After the spin-off, Crane Company’s access to and cost of debt financing may be different from the historical access to and cost of debt financing that was available to Crane. Differences in access to and cost of debt financing may result in differences in the margins charged to the Company on debt financings, as well as the amounts of indebtedness, types of financing structures and debt markets that may be available to Crane Company.

Crane Company’s ability to make payments on and to refinance any indebtedness, if applicable, will depend on its ability to generate cash in the future from operations, financings or asset sales. Crane Company’s ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond Crane Company’s control. If Crane Company is not able to repay or refinance its debt as it becomes due, the Company may be forced to sell assets or take other actions. In addition, Crane Company’s ability to withstand competitive pressures and react to changes in the Company’s industry could be impaired by its debt service obligations. Upon the occurrence of certain events of default under any agreements governing Crane Company’s indebtedness, the holders of such debt may, in some cases, elect to accelerate amounts due thereunder, which could potentially trigger a default or acceleration of the Company’s other debt.

In addition, Crane Company entered into a new credit agreement in connection with the distribution and may incur new debt or raise additional capital following the distribution. However, debt or equity financing may not be available to Crane Company on terms acceptable to the Company, if at all. If Crane Company incurs additional debt or raises equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders thereof rights, preferences, and privileges senior to those of holders of Crane Company common stock, particularly in the event of liquidation. The terms of such debt may also impose additional and more stringent restrictions on Crane Company’s operations than it is currently subject to. If the Company raises funds through the issuance of additional Crane Company equity, your percentage ownership in Crane Company would be diluted. If Crane Company is unable to raise additional capital when needed, it could affect the Company’s financial condition, which could negatively affect your investment in Crane Company.

Following the spin-off, our stock price may fluctuate significantly.

An active trading market for our common stock is expected to be initiated following the separation, which may affect your ability to sell shares of Crane Company common stock and could lead to our share price being depressed or more volatile. For many reasons, including the risks identified in this “Risk Factors” section, the market price of our common stock following the separation may be more volatile than the market price of Crane Holdings, Co.’s common stock before the separation. These factors may result in short-term or long-term negative pressure on the value of our common stock.

We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate significantly, depending on many factors including the future performance of Crane Company as a separate, independent company.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations, if any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if successfully defended, could be costly to defend and a distraction to management.

Until the distribution occurs, Crane Holdings, Co. has the sole discretion to change the terms of the distribution in ways which may be unfavorable to Crane Company.

Completion of the spin-off will be contingent upon customary closing conditions, including, among other things, finalization of the entity structure of Crane Company, finalization of the capital structure of the two companies, the effectiveness of appropriate filings with the SEC and final approval from Crane Holdings, Co.’s Board of Directors. Until the distribution occurs, Crane Holdings, Co. will have the sole and absolute discretion to determine and change the terms of the distribution, including the establishment of the record date and distribution date and the conditions to the spin-off and all other terms. These changes could be unfavorable to Crane Company. In addition, Crane Holdings, Co. may decide at any time not to proceed with the spin-off.

Crane NXT may compete with us.

Crane NXT will not be restricted from competing with us. If Crane NXT in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.

Certain non-U.S. entities or assets that are part of Crane Company’s spin-off from Crane may not be transferred to us prior to the distribution or at all.

Certain non-U.S. entities and assets that are part of Crane Company’s spin-off from Crane may not be transferred prior to the distribution because the entities or assets, as applicable, are subject to foreign government or third-party approvals that we may not receive prior to the distribution. Such approvals may include, but are not limited to, approvals to merge or demerge, to form new legal entities (including obtaining required registrations and/or licenses or permits) and to transfer assets and/or liabilities. It is currently anticipated that all material transfers will occur without delays prior to the distribution, but we cannot offer any assurance that such transfers will ultimately occur or not be delayed for an extended period of time. To the extent such transfers do not occur prior to the distribution, under the separation and distribution agreement, the economic benefits and burdens of owning such assets and/or entities will, to the extent reasonably possible and permitted by applicable law, be provided to Crane Company.

In the event such transfers do not occur or are significantly delayed because we do not receive the required approvals, we may not realize all of the anticipated benefits of Crane Company’s spin-off from Crane and we may be dependent on Crane NXT for transition services for a longer period of time than would otherwise be the case.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following is a summary of our principal facilities as of December 31, 2022:

	Facilities - Owned
Location	Aerospace & Electronics		Process Flow Technologies		Engineered Materials		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	6	731,575	6	698,573	4	644,333	—	—	16	2,074,481
Europe	—	—	6	753,616	—	—	—	—	6	753,616
Other international	—	—	4	509,925	—	—	—	—	4	509,925

	6	731,575	16	1,962,114	4	644,333	—	—	26	3,338,022

Non-Manufacturing
United States	—	—	2	98,510	—	—	—	—	2	98,510
Canada	—	—	—	—	—	—	—	—	—	—
Europe	—	—	2	73,780	—	—	—	—	2	73,780
Other international	—	—	—	—	—	—	—	—	—	—

	—	—	4	172,290	—	—	—	—	4	172,290

	Facilities - Leased
Location	Aerospace & Electronics		Process Flow Technologies		Engineered Materials		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	—	—	2	97,220	—	—	—	—	2	97,220
Canada	—	—	1	20,572	—	—	—	—	1	20,572
Europe	1	19,418	4	822,573	—	—	—	—	5	841,991
Other international	1	63,653	2	111,594	—	—	—	—	3	175,247

	2	83,071	9	1,051,959	—	—	—	—	11	1,135,030

Non-Manufacturing
United States	2	8,348	6	186,765	3	78,950	3	39,875	14	313,938
Canada	—	—	1	11,200	—	—	—	—	1	11,200
Europe	2	1,596	7	50,864	—	—	—	—	9	52,460
Other international	—	—	18	126,367	—	—	—	—	18	126,367

	4	9,944	32	375,196	3	78,950	3	39,875	42	503,965

In our opinion, these properties have been well maintained, are in good operating condition and contain all necessary equipment and facilities for their intended purposes.

Item 3.	Legal Proceedings.

Discussion of legal matters is incorporated by reference to Part II, Item 8 under Note 12, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began “when issued” trading on the New York Stock Exchange (the “NYSE”) on March 29, 2023. “Regular way” trading on the NYSE is expected to begin on April 4, 2023. Our common stock is approved for trading on the NYSE under the symbol “CR.” As of March 29, 2023, Crane Holdings, Co. is the sole shareholder of Crane Company.

Although Crane Company anticipates that it will likely pay quarterly dividends following the distribution, Crane Company has not yet determined the value of the dividend it will pay on its common stock. The payment of any dividends in the future, and the timing and amount thereof, to Crane Company stockholders will fall within the sole discretion of Crane Company’s Board of Directors and will depend on many factors, such as our financial condition, earnings, capital requirements, potential obligations in planned financings, industry practice, legal requirements, Delaware corporate surplus requirements and other factors that Crane Company’s Board of Directors deems relevant. Crane Company’s ability to pay dividends will depend on its ongoing ability to generate cash from operations and on Crane Company’s access to the capital markets. Crane Company cannot guarantee that it will pay a dividend in the future or continue to pay any dividends if Crane Company commences paying dividends. In addition, Crane Company expects that its Board of Directors will be permitted to authorize share repurchase programs if circumstances warrant.

On June 15, 2022, we issued 100 shares of our common stock to Crane Holdings, Co. in exchange for $1.00 per share pursuant to Section 4(a)(2) of the Securities Act. We did not register the issuance of the issued shares under the Securities Act because such issuance did not constitute a public offering.

Equity Compensation Plans

For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6.	[Reserved]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Crane Holdings, Co.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Crane Holdings, Co.” and unless otherwise indicated or the context otherwise requires, (i) “we,” “our,” “us” and “Crane” refer to Crane Holdings, Co. and its consolidated subsidiaries prior to giving effect to the spin-off and (ii) references to “core business” or “core sales” include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effects.

Basis of Presentation

Notwithstanding the legal form of the spin-off described elsewhere in this annual report on Form 10-K, for accounting and financial reporting purposes, Crane’s Payment & Merchandising Technologies segment will be presented as being spun-off from Crane. This presentation is in accordance with GAAP and is primarily a result of, among other factors, Crane Company’s (which is the legal spinnee) larger operations, greater tangible assets, greater fair value and greater net sales, in each case, relative to Crane NXT. Further, Crane has determined that Crane best represents the predecessor entity to Crane Company. Therefore, the historical financial statements presented herein and in our future filings, with respect to periods prior to the spin-off, will be represented by the historical consolidated financial statements of Crane, and the pro forma financial statements will present Crane NXT as discontinued operations. Unless otherwise noted, the following is historical financial information of Crane and does not account for the spin-off. The financial information discussed below and included in this annual report on Form 10-K may not necessarily reflect what Crane Company’s financial condition, results of operations or cash flows would have been had it been separated from Crane and a stand-alone company during the periods presented or what its financial condition, results of operations and cash flows may be in the future. See also the section of this Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Crane Company (Supplemental).”

Due to rounding, numbers presented throughout this section may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figures. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Overview

We are a diversified manufacturer of highly engineered industrial products. Our operations are currently comprised of four segments: Aerospace & Electronics, Process Flow Technologies, Payment & Merchandising Technologies, and Engineered Materials. Our primary end markets include commercial and military aerospace, defense and space, chemical production, pharmaceutical production, water and wastewater, non-residential and municipal construction, energy, banknote design and production, payment automation solutions, along with a wide range of general industrial and certain consumer related end markets.

Our strategy is to grow earnings and cash flow by focusing on the manufacturing of highly engineered industrial products for specific markets where our scale is a relative advantage, and where we can compete based on our proprietary and differentiated technology, our deep vertical expertise, and our responsiveness to unique and diverse customer needs. We continuously evaluate our portfolio, pursue acquisitions that complement our existing businesses and are accretive to our growth profile, selectively divest businesses where appropriate, and pursue internal mergers to improve efficiency. We strive to foster a performance-based culture focused on productivity and continuous improvement, to attract and retain a committed management team whose interests are directly aligned with those of our shareholders, and to maintain a focused, efficient corporate structure.

We will continue to execute this strategy while remaining committed to the values of our founder, R.T. Crane, who resolved to conduct business “in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees; and to put my whole mind upon the business.”

Recent Transactions

Crane NXT, Co. Credit Facilities

On March 17, 2023, Crane Holdings, Co. entered into a new senior secured credit agreement (the “NXT Credit Agreement”), which provides for (i) a $500 million, 5-year revolving credit facility (the “NXT Revolving Facility”) and (ii) a $350 million, 3-year term loan facility (the “NXT Term Facility”), funding under each of which became available in connection with the spin-off, upon the satisfaction of customary conditions of facilities of this type. The NXT Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the NXT Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the NXT Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the NXT Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “NXT Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the NXT Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the NXT Ratings and our total net leverage ratio. Our obligations under the NXT Credit Agreement will be guaranteed by certain of our domestic, wholly-owned subsidiaries and secured by a lien on substantially all of our (and such subsidiaries’) tangible and intangible assets, in each case, subject to materiality thresholds and other exceptions and exclusions customary for credit facilities of this type. The NXT Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at the Company’s election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The NXT Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.

Crane Company Credit Facilities

On March 17, 2023, Crane Company entered into a new senior unsecured credit agreement (the “Credit Agreement”), which provides for (i) a $500 million, 5-year Revolving Credit Facility (the “Revolving Facility”) and (ii) a $300 million, 3-year term loan facility (the “Term Facility”), funding under each of which will become available substantially concurrently with the spin-off, subject to the satisfaction of customary conditions of facilities of this type. The Revolving Facility allows Crane Company to borrow, repay and re-borrow funds from time to time prior to maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at Crane Company’s option, at a rate per annum equal to (1) adjusted term SOFR for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on Crane Company’s total net leverage ratio. Crane Company is required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, depending on its total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on Crane Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. As of the last day of each quarter, Crane Company must also maintain a total net leverage ratio not to exceed 3.50 to 1.00 (which, at the Crane Company’s election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following its consummation of certain material acquisitions) and a minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by Crane Company or any of its material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting Crane Company and its material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.

Holding Company Reorganization

On May 16, 2022, Crane Co., a Delaware corporation (“Crane Co.”), completed its previously announced reorganization merger pursuant to the Agreement and Plan of Merger, dated as of February 28, 2022 (the “Reorganization Agreement”), by and among Crane Co., Crane Holdings, Co., a Delaware corporation (“Crane Holdings”), and Crane Transaction Company, LLC, a Delaware limited liability company and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Crane Holdings (“Merger Sub”). The Reorganization Agreement provided for the merger of Crane Co. and Merger Sub, with Crane Co. surviving the merger as a wholly-owned subsidiary of Crane Holdings (the “Reorganization Merger”).

Following the Reorganization Merger, on May 16, 2022, Crane Co. converted from a Delaware corporation into a Delaware limited liability company named “Crane LLC” (such conversion, together with the Reorganization Merger, the “Reorganization”). Following the Reorganization, substantially all of the assets of Crane LLC were distributed, assigned, transferred, conveyed and delivered to, and certain non-asbestos related liabilities of Crane LLC were assumed by, Crane Holdings. On May 17, 2022, Crane LLC converted from a Delaware limited liability company to a Delaware corporation named “Crane Co.” Subsequently, on May 26, 2022, Crane Co. filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware, which became effective upon filing, pursuant to which the Crane Co. officially changed its name from “Crane Co.” to “Redco Corporation”.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Divestiture of asbestos-related assets and liabilities

On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (“Redco”), then a wholly-owned subsidiary of Crane Company that held asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party and long-term liability management company specializing in the acquisition and management of legacy corporate liabilities whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-term borrowings and cash on hand. As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets have been removed from Crane Holdings, Co.’s consolidated balance sheets effective August 12, 2022. A loss on the divestiture of asbestos-related assets and liabilities of $162.4 million was recognized in the consolidated statements of operations for the year ended December 31, 2022.

Sale of Crane Supply

On April 8, 2022, the Company entered into an agreement to sell the Crane Supply business for CAD 380 million on a cash-free and debt-free basis. Subsequent to net working capital and other closing adjustments, the sale closed on May 31, 2022 for CAD 402 million. In August 2022, the Company received CAD 5 million related to a final working capital adjustment. The Company recognized a total gain on sale of $232.5 million.

Pending Separation

On March 30, 2022, the Company announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”), Crane Company and Crane NXT, Co. Upon completion of the pending Separation, Crane Holdings, Co. will be renamed “Crane NXT, Co.” and will continue to operate our Payment & Merchandising Technologies segment. The new company distributed to our stockholders in the Separation, Crane Company, will hold our Aerospace & Electronics and Process Flow Technologies global growth platforms, as well as our Engineered Materials segment. The Separation is expected to occur through a tax-free distribution of all of the outstanding shares of Crane Company common stock to holders of our common stock and is expected to be completed in April, 2023, subject to the satisfaction of customary conditions and final approval by Crane Holdings, Co.’s Board of Directors. On February 7, 2023, the SEC declared effective the registration statement of Crane Company on Form 10. Each of our stockholders will receive one share of Crane Company common stock for every one share of our common stock held on March 23, 2023, the record date for the distribution.

For additional information regarding the Separation, including risk factors, see the Information Statement of Crane Company, filed as Exhibit 99.1 to the registration statement on Form 10 filed by Crane Company with the SEC on December 15, 2022, as amended by Amendment No. 1 filed with the SEC on January 24, 2023.

Termination of Agreement to Sell Engineered Materials

On May 16, 2021, we entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. (“Verzatec”) for $360 million on a cash-free and debt-free basis. In the second quarter of 2021, the assets and liabilities of the segment were classified as held for sale. On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to the Company in termination fees, which is presented within Miscellaneous income, net on the Consolidated Statements of Operations. As such, as of June 30, 2022 the Engineered Materials segment is no longer classified as assets held for sale and is presented herein as continuing operations for all periods presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations - For the Years ended December 31, 2022, 2021 and 2020

	For the year ended December 31,			2022 vs 2021 Favorable / (Unfavorable) Change		2021 vs 2020 Favorable / (Unfavorable) Change
(in millions, except %)	2022	2021	2020	$	%	$	%
Net sales:
Aerospace & Electronics	$667.3	$638.3	$650.7	$29.0	4.5%	$(12.4)	(1.9)%
Process Flow Technologies	1,109.4	1,196.6	1,005.8	(87.2)	(7.3)%	190.8	19.0%
Payment & Merchandising Technologies	1,339.9	1,345.1	1,104.8	(5.2)	(0.4)%	240.3	21.8%
Engineered Materials	258.3	228.0	175.6	30.3	13.3%	52.4	29.8%

Total net sales	$3,374.9	$3,408.0	$2,936.9	$(33.1)	(1.0)%	$471.1	16.0%

Sales growth:
Core business				$219.6	6.4%	$395.5	13.5%
Foreign exchange				(113.6)	(3.3)%	70.6	2.4%
Acquisitions/dispositions				(139.1)	(4.1)%	5.0	0.2%

Total sales growth				$(33.1)	(1.0)%	$471.1	16.0%

Cost of sales	$2,035.1	$2,120.3	$1,930.7	$85.2	4.0%	$(189.6)	(9.8)%

Selling, general and administrative	$797.5	$775.4	$698.1	$(22.1)	(2.9)%	$(77.3)	(11.1)%

Restructuring charges (gains), net	$10.4	$(16.9)	$32.3	$(27.3)	(161.5)%	$49.2	NM

Acquisition-related and integration charges	—	—	$12.9	—	—	$12.9	NM

Loss on divestiture of asbestos-related assets and liabilities	$162.4	—	—	$(162.4)	NM	—	—

Operating profit (loss):
Aerospace & Electronics	$120.3	$110.0	$100.7	$10.3	9.4%	$9.3	9.2%
Process Flow Technologies	168.2	182.5	97.7	(14.3)	(7.8)%	84.8	86.8%
Payment & Merchandising Technologies	333.1	307.5	100.6	25.6	8.3%	206.9	205.7%
Engineered Materials	32.6	26.9	22.7	5.7	21.2%	4.2	18.5%
Corporate expense	(284.7)	(97.7)	(58.8)	(187.0)	(191.4)%	(38.9)	(66.2)%

Total operating profit	$369.5	$529.2	$262.9	$(159.7)	(30.2)%	$266.3	101.3%

Operating margin:
Aerospace & Electronics	18.0%	17.2%	15.5%
Process Flow Technologies	15.2%	15.2%	9.7%
Payment & Merchandising Technologies	24.9%	22.9%	9.1%
Engineered Materials	12.6%	11.8%	12.9%

Total operating margin	10.9%	15.5%	9.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability of Reported Results

The comparability of our results for the years ended December 31, 2022, 2021 and 2020 is affected by the following significant items:

Divestiture of asbestos-related assets and liabilities

In 2022, we recognized a loss on the divestiture of asbestos-related assets and liabilities of $162.4 million. Please refer to item 8 under Note 12, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion.

Sale of Crane Supply

In 2022, we recognized a gain on sale of $232.5 million related to the sale of Crane Supply, which is presented within Gain on sale of business on the Consolidated Statements of Operations.

Termination of Agreement to Sell Engineered Materials

On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to the Company in termination fees, which is presented within Miscellaneous income, net on the Consolidated Statements of Operations.

Restructuring and Related (Gains) Charges, net

In 2022, we recorded net pre-tax restructuring and related charges of $14.9 million primarily related to modest cost reduction efforts across our businesses in response to continued macroeconomic uncertainty. In 2021, we recorded total pre-tax restructuring and related gains of $9.6 million primarily related to a gain on the sale of real estate. In 2020, we recorded total pre-tax restructuring and related charges of $37.4 million primarily in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition.

Transaction Related Expenses

In 2022, we recorded pre-tax transaction related expenses of $49.8 million most of which related to the planned separation, coupled with expenses associated with defending the asbestos liability and to a lesser extent, divestiture costs related to the intended sale of Engineered Materials and the completed sale of Crane Supply.

During 2021, we recorded pre-tax transaction related expenses of $8.2 million related to the previously proposed divestiture of Engineered Materials and other professional fees.

Acquisition-Related and Integration Charges

During 2020, we recorded pre-tax acquisition-related and integration charges of $12.9 million. Please refer to Item 8 under Note 2, “Acquisitions” in the Notes to Consolidated Financial Statements for further discussion.

OVERALL

2022 compared with 2021

Sales decreased by $33.1 million, or 1.0%, to $3,374.9 million in 2022. The year-over-year lower sales included:

•	an increase in core sales of $219.6 million, or 6.4%;

•	unfavorable foreign currency translation of $113.6 million, or 3.3%; and

•	a decrease in sales related to the sale of Crane Supply of $139.1 million, or 4.1%.

Cost of sales decreased by $85.2 million, or 4.0%, to $2,035.1 million in 2022. The decrease is primarily related to the sale of Crane Supply of $102.4 million, or 4.8%, favorable foreign currency translation of $72.6 million, or 3.4%, the impact of lower volumes of $46.8 million, or 2.2%, and strong productivity of $59.5 million, or 2.8%, partially offset by an increase in material, labor and other manufacturing costs of $169.0 million, or 8.0%, and unfavorable mix of $34.6 million, or 1.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling general and administrative expenses increased by $22.1 million, or 2.9%, to $797.5 million in 2022. The increase was driven primarily by increased costs of $72.8 million, or 9.4%, including transaction related expenses of $41.6 million, or 5.4%, supporting the Crane Supply and asbestos divestiture as well as the planned Separation, partially offset by favorable foreign currency translation of $21.9 million, or 2.8%, the impact of the sale of Crane Supply of $16.5 million, or 2.1%, and strong productivity of $7.8 million, or 1%.

Operating profit decreased by $159.7 million, or 30.2%, to $369.5 million in 2022. The decrease in operating profit is primarily related to the loss on divestiture of asbestos-related assets and liabilities of $162.4 million, coupled with the divested operating profit of $20.2 million related to the sale of Crane Supply. Operating segment performance was strong across the Company, with pricing actions and strong productivity more than offsetting higher material, labor and other manufacturing costs. Operating profit in 2022 included net restructuring and related charges of $14.9 million and transaction related expenses of $49.8 million. Operating profit in 2021 included net restructuring and related gains of $9.6 million and transaction related expenses of $8.2 million.

2021 compared with 2020

Sales increased by $471.1 million, or 16.0%, to $3,408.0 million in 2021. The year-over-year higher sales included:

•	an increase in core sales of $395.5 million, or 13.5%, largely driven by end markets that continued to recover from the 2020 impact of the COVID-19 pandemic;

•	favorable foreign currency translation of $70.6 million, or 2.4%; and

•	an increase in sales related to acquisitions of $5.0 million, or 0.2%.

Cost of sales increased by $189.6 million, or 9.8%, to $2,120.3 million in 2021, primarily related to $175.2 million, or 9.1%, to support the higher sales volumes, and an increase in material, labor and other manufacturing costs of $94.2 million, or 4.9%. Cost of Sales also increased $46.8 million, or 2.4%, related to unfavorable foreign currency translation. These increases were offset by higher productivity of $68.9 million, or 3.6%, and favorable mix of $53.5 million, or 2.8%.

Selling, general and administrative expense increased $77.3 million, or 11.1%, to $775.4 million in 2021, primarily related to a proportionate increase to the higher sales in the period, including higher compensation costs of $57.6 million, or 8.3%, which was primarily related to higher incentive compensation, driven by above-budget performance. The remaining increase primarily relates to unfavorable foreign currency translation of $12.9 million, or 1.8%.

Operating profit increased by $266.3 million, or 101.3%, to $529.2 million in 2021. The increase in operating profit reflected higher operating profit in each of our segments, partially offset by higher corporate costs. Operating profit in 2021 included net restructuring and related gains of $9.6 million and transaction related expenses of $8.2 million. Operating profit in 2020 included restructuring and related charges of $37.4 million and acquisition-related and integration charges of $12.9 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comprehensive income

(in millions) For the year ended December 31,	2022	2021	2020
Net income before allocation to noncontrolling interests	$401.1	$435.4	$181.1
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(93.3)	(69.2)	70.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	30.0	96.0	(53.6)

Other comprehensive (loss) income, net of tax	(63.3)	26.8	16.8

Comprehensive income before allocation to noncontrolling interests	337.8	462.2	197.9
Less: Noncontrolling interests in comprehensive income (loss)	(0.2)	0.6	(0.5)

Comprehensive income attributable to common shareholders	$338.0	$461.6	$198.4

For the year ended December 31, 2022, comprehensive income before allocation to noncontrolling interests was $337.8 million compared to $462.2 million in 2021. The $124.4 million decrease was primarily driven by $34.3 million of lower net income before allocation to noncontrolling interests, a $66.0 million decrease primarily related to changes in pension discount rates and a $24.1 million unfavorable impact of foreign currency translation adjustments, primarily related to the British pound and euro.

For the year ended December 31, 2021, comprehensive income before allocation to noncontrolling interests was $462.2 million compared to $197.9 million in 2020. The $264.3 million increase was primarily driven by $254.3 million of higher net income before allocation to noncontrolling interests and a $149.6 million increase primarily related to changes in pension discount rates, coupled with improved asset performance, partially offset by a $139.6 million unfavorable impact of foreign currency translation adjustments, primarily related to the British pound, Canadian dollar and euro.

AEROSPACE & ELECTRONICS

(in millions, except %) For the year ended December 31,	2022	2021	2020
Net sales by product line:
Commercial Original Equipment	$250.5	$229.4	$226.4
Military Original Equipment	231.2	239.7	258.7
Commercial Aftermarket	129.3	104.5	93.0
Military Aftermarket	56.3	64.7	72.6

Total net sales	$667.3	$638.3	$650.7
Cost of sales	$417.7	$399.6	$428.2
Selling, general and administrative (a)	$129.3	$128.7	$121.8

Operating profit	$120.3	$110.0	$100.7
Assets	$663.3	$604.7	$593.9
Backlog	$613.1	$459.8	$491.2
Operating margin	18.0%	17.2%	15.5%

(a)	Selling, general and administrative expense includes net restructuring charges of $1.5 million, $0.0 million and $6.5 million in 2022, 2021 and 2020, respectively.

2022 compared to 2021

Aerospace & Electronics sales increased $29.0 million, or 4.5%, to $667.3 million in 2022. Price was the primary contribution to the growth for the year. The commercial market and military market accounted for 57% and 43%, respectively, of total segment sales in 2022. Sales to OEM and aftermarket customers in 2022 were 72% and 28% of total segment sales, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Sales of Commercial Original Equipment increased by $21.1 million, or 9.2%, to $250.5 million in 2022, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown, partially offset by material availability constraints.

•	Sales of Military Original Equipment decreased by $8.5 million, or 3.5%, to $231.2 million in 2022, primarily reflecting lower shipments due to order timing and material availability constraints.

•

Sales of Commercial Aftermarket increased by $24.8 million, or 23.7%, to $129.3 million in 2022, reflecting strong demand from the airlines due to improving air traffic as the industry continues to recover from the COVID-19 related slowdown, along with higher pricing.

•

Sales of Military Aftermarket decreased by $8.4 million, or 13.0%, to $56.3 million in 2022, primarily reflecting timing of government orders for certain programs and material availability constraints.

Cost of sales increased $18.1 million, or 4.5%, to $417.7 million in 2022 compared to 2021, primarily reflecting $29.5 million, or 7.4%, of increased material, labor and other manufacturing costs supporting the higher sales, partially offset by $14.3 million, or 3.6%, of productivity gains.

Selling, general and administrative expense increased by $0.6 million, or 0.5%, to $129.3 million in 2022, as higher selling and engineering costs were offset by lower administrative costs.

Operating profit increased $10.3 million, or 9.4%, to $120.3 million in 2022 compared to 2021, primarily due to productivity gains of $16.0 million, or 14.5%, partially offset by increased material, labor and other costs of $2.4 million, or 2.2%, and unfavorable mix of $2.1 million, or 1.9%.

2021 compared to 2020

A&E sales decreased $12.4 million, or 1.9%, to $638.3 million in 2021 compared to 2020. The commercial market and military market accounted for 52% and 48%, respectively, of total segment sales in 2021. Sales to OEM and aftermarket customers in 2021 were 74% and 26% of total sales, respectively.

•	Sales of Commercial Original Equipment increased by $3.0 million, or 1.3%, to $229.4 million in 2021 compared to 2020.

•

Sales of Military Original Equipment decreased by $19.0 million, or 7.3%, to $239.7 million in 2021 compared to 2020, primarily reflecting challenging comparisons to particularly strong sales growth during the prior three years.

•

Sales of Commercial Aftermarket increased by $11.5 million, or 12.4%, to $104.5 million in 2021 compared to 2020, primarily reflecting higher demand driven by a rebound in commercial air traffic following the 2020 impact of the COVID-19 pandemic.

•	Sales of Military Aftermarket decreased by $7.9 million, or 10.9%, to $64.7 million in 2021 compared to 2020, primarily reflecting particularly strong sales in the prior year.

Cost of sales decreased $28.6 million, or 6.7%, to $399.6 million in 2021 compared to 2020, primarily related to increased productivity of $14.0 million, or 3.3%, and improved mix of $12.2 million, or 2.8%.

Selling, general and administrative expense increased $6.9 million, or 5.7%, to $128.7 million in 2021 compared to 2020, primarily related to higher compensation costs of $10.7 million, or 8.8%, offset by restructuring charges $6.5 million, or 5.3%, in 2020, which did not repeat in 2021.

Operating profit increased by $9.3 million, or 9.2%, to $110.0 million in 2021 compared to 2020, primarily as a result of savings from 2020 repositioning actions of $19.0 million, or 18.9%, and productivity benefits of $16.5 million, or 16.4%, largely offset by the impact of lower sales volumes of $21.3 million, or 21.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

(in millions, except %) For the year ended December 31,	2022	2021	2020
Net sales by product line:
Process Valves and Related Products	$749.8	$717.1	$631.6
Commercial Valves	232.2	374.2	286.3
Pumps and Systems	127.4	105.3	87.9

Total net sales	$1,109.4	$1,196.6	$1,005.8
Cost of sales	$697.8	$791.5	$689.5
Selling, general and administrative (a)	$243.4	$222.6	$218.6

Operating profit	$168.2	$182.5	$97.7
Assets	$1,064.7	$1,240.4	$1,106.1
Backlog	$368.8	$357.9	$313.4
Operating margin	15.2%	15.2%	9.7%

(a)

Selling, general and administrative expense includes net restructuring charges of $2.3 million in 2022, net restructuring gain of $13.2 million in 2021 and net restructuring charges of $6.1 million in 2020.

2022 compared to 2021

Sales decreased by $87.2 million, or 7.3%, to $1,109.4 million in 2022, driven by lost sales associated with the divestiture of Crane Supply of $139.1 million, or 11.6%, and unfavorable foreign currency translation of $46.6 million, or 3.9%, partially offset by higher core sales of $98.3 million, or 8.2%. Core sales growth was driven primarily by pricing, with modestly higher volumes.

•

Sales of Process Valves and Related Products increased by $32.7 million, or 4.6%, to $749.8 million in 2022. The increase reflected higher core sales of $63.6 million, or 8.9%, driven by higher pricing, offset by unfavorable foreign currency translation of $31.1 million, or 4.3%, as the euro weakened against the U.S. dollar. Demand remained strong across Chemical, Pharmaceutical and General Industrial end markets.

•

Sales of Commercial Valves decreased by $142.0 million, or 37.9%, to $232.2 million in 2022, primarily driven by lost sales associated with the divestiture of Crane Supply of $139.1 million, or 37.2%, and unfavorable foreign currency translation of $15.1 million, or 4.0%, as the British pound weakened against the U.S. dollar, partially offset by an increase in core sales of $12.2 million, or 3.3%. The higher core sales reflected higher demand in Canadian non-residential construction markets.

•	Sales of Pumps and Systems increased by $22.1 million, or 21.0%, to $127.4 million in 2022, primarily driven by higher sales to municipal customers and non-residential construction end markets.

Cost of sales decreased by $93.7 million, or 11.8%, to $697.8 million, primarily related to $102.4 million of divested cost related to the sale of Crane Supply, or 12.9%, favorable foreign currency of $30.0 million, or 3.8%, and productivity gains of $17.1 million, or 2.2%, partially offset by a $45.3 million, or 5.7%, increase in material, labor and other manufacturing costs and unfavorable mix of $16.1 million, or 2.0%.

Selling, general and administrative expense increased by $20.8 million, or 9.3%, to $243.4 million primarily reflecting higher administrative and selling costs of $36.1 million, or 16.2%, and lower net restructuring gains of $15.5 million, or 7.0%, partially offset by favorable currency translation of $10.6 million, or 4.8%, and the divested cost related to the sale of Crane Supply of $16.5 million, or 7.4%.

Operating profit decreased by $14.3 million, or 7.8%, to $168.2 million in 2022. The decrease is primarily due to divested operating profit of $20.2 million related to the sale of Crane Supply, or 11.1%, and lower net restructuring gains of $15.5 million, or 8.5%, partially offset by productivity gains of $20.1 million, or 11.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2021 compared to 2020

Sales increased by $190.8 million, or 19.0%, to $1,196.6 million in 2021 compared to 2020, driven by higher core sales of $145.2 million, or 14.5%, favorable foreign currency translation of $40.6 million, or 4.0% and a benefit from the January 2020 acquisition of Instrumentation & Sampling (“I&S”) of $5.0 million, or 0.5%.

•

Sales of Process Valves and Related Products increased by $85.5 million, or 13.5%, to $717.1 million in 2021 compared to 2020. The increase reflected higher core sales of $66.2 million, or 10.5%, favorable foreign currency translation of $14.3 million, or 2.3%, primarily reflecting the strengthening of the euro against the U.S. dollar, and a benefit from the acquisition of I&S of $5.0 million, or 0.8%. The higher core sales primarily reflected broad based strengthening across chemical, pharmaceutical, and general industrial end markets that continue to recover from the 2020 impact of the COVID-19 pandemic.

•

Sales of Commercial Valves increased by $87.9 million, or 30.7%, to $374.2 million in 2021 compared to 2020, primarily driven by a core sales increase of $62.3 million, or 21.8%, and favorable foreign currency translation of $25.6 million, or 8.9%, as the Canadian dollar and British pound strengthened against the U.S. dollar. The higher core sales reflected higher demand in Canadian non-residential construction markets, and to a lesser extent, higher demand in UK non-residential construction markets.

•

Sales of Pumps and Systems increased by $17.4 million, or 19.8%, to $105.3 million in 2021 compared to 2020, primarily reflecting higher demand from municipal and non-residential construction end markets.

Cost of sales increased $102.0 million, or 14.8%, to $791.5 million in 2021 compared to 2020, primarily related to higher volumes of $62.7 million, or 9.1%, increased material, labor and other manufacturing costs of $29.4 million, or 4.3%, and unfavorable foreign currency translation of $27.5 million, or 4.0%, partially offset by increased productivity of $21.9 million, or 3.2%.

Selling, general and administrative expense increased $4.0 million, or 1.8%, to $222.6 million in 2021 compared to 2020, primarily related to higher compensation costs of $17.5 million, or 8.0%, partially offset by a restructuring gain in 2021 of $13.2 million.

Operating profit increased by $84.8 million, or 86.8%, to $182.5 million in 2021 compared to 2020. The increase primarily reflected the impact of higher sales volumes of $45.2 million, or 46.3%, productivity benefits of $24.7 million, or 25.3%, lower restructuring costs of $16.4 million, or 16.8%, which included a gain on the sale of real estate related to prior repositioning actions, and the absence of acquisition-related and integration charges of $6.3 million, or 6.4%, partially offset by $7.8 million, or 8.0%, of other items, net.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PAYMENT & MERCHANDISING TECHNOLOGIES

(in millions, except %) For the year ended December 31,	2022	2021	2020
Net sales by product line:
Payment Acceptance and Dispensing Products	$874.3	$805.7	$670.8
Banknotes and Security Products	465.6	539.4	434.0

Total net sales	$1,339.9	$1,345.1	$1,104.8
Cost of sales	$713.7	$746.2	$682.8
Selling, general and administrative (a)	$293.1	$291.4	$321.4

Operating profit	$333.1	$307.5	$100.6
Assets	$2,125.9	$2,096.5	$2,215.3
Backlog	$565.6	$438.0	$347.6
Operating margin	24.9%	22.9%	9.1%

(a)

Selling, general and administrative expense includes net restructuring charges of $6.2 million in 2022, net restructuring gains of $3.7 million in 2021, and net restructuring charges of $19.1 million in 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2022 compared to 2021

Sales decreased $5.2 million, or 0.4%, to $1,339.9 million in 2022, driven by unfavorable foreign currency translation of $65.3 million, or 4.9%, offset by higher core sales of $60.1 million, or 4.5%. The higher core sales were driven by higher pricing, partially offset by lower volumes.

•

Sales of Payment Acceptance and Dispensing Products increased $68.6 million, or 8.5%, to $874.3 million in 2022. The increase reflected higher core sales of $103.6 million, or 12.8%, partially offset by unfavorable foreign currency translation of $35.0 million, or 4.3%, primarily reflecting the weakening of the British pound and Japanese Yen against the U.S. dollar. The core sales growth primarily reflected higher sales to Gaming customers and strong pricing across all end markets.

•

Sales of Banknotes and Security Products decreased $73.8 million, or 13.7%, to $465.6 million in 2022. The decrease reflected lower core sales of $43.6 million, or 8.1%, and unfavorable foreign currency translation of $30.2 million, or 5.6%, as the euro weakened against the U.S. dollar. The core sales decline primarily reflected lower sales to international customers after a record-sales year in 2021.

Cost of sales decreased by $32.5 million, or 4.4%, to $713.7 million, primarily related to favorable foreign currency translation of $42.1 million, or 5.6%, the impact of lower volumes of $37.7 million, or 5.1%, and productivity gains of $26.4 million, or 3.5%, partially offset by an increase in material, labor and other manufacturing costs of $59.4 million, or 8.0%, and unfavorable mix of $14.4 million, or 1.9%.

Selling, general and administrative expense increased by $1.7 million, or 0.6%, to $293.1 million, primarily due to net restructuring charges of $6.2 million, or 2.1%, and higher selling costs of $6.0 million, or 2.1%, partially offset by favorable foreign currency translation of $11.3 million, or 3.9%.

Operating profit increased by $25.6 million, or 8.3%, to $333.1 million in 2022. The increase primarily reflected higher pricing net of inflation, and productivity, of $92.9 million, or 30.2%, partially offset by lower volumes of $31.1 million, or 10.1%, unfavorable mix of $14.4 million, or 4.7%, unfavorable foreign currency translation of $11.8 million, or 3.8%, and higher restructuring charges of $9.9 million, or 3.2%.

2021 compared to 2020

Sales increased $240.3 million, or 21.8%, to $1,345.1 million in 2021 compared to 2020, reflecting higher core sales of $210.6 million, or 19.1%, and favorable foreign currency translation of $29.7 million, or 2.7%.

•

Sales of Payment Acceptance and Dispensing Products increased $134.9 million, or 20.1%, to $805.7 million in 2021 compared to 2020. The increase reflected higher core sales of $123.3 million, or 18.4%, and favorable foreign currency translation of $11.6 million, or 1.7%, primarily reflecting the strengthening of the British pound against the U.S. dollar. The core sales increase primarily reflected higher sales to gaming, retail, vending and transportation customers as end markets continued to recover from the 2020 impact of the COVID-19 pandemic.

•

Sales of Banknotes and Security Products increased $105.4 million, or 24.3%, to $539.4 million in 2021 compared to 2020. The increase reflected higher core sales of $87.3 million, or 20.1%, and favorable foreign currency translation of $18.1 million, or 4.2%, as the euro strengthened against the U.S. dollar. The core sales increase reflected substantially higher sales of banknotes, globally.

Cost of sales increased $63.4 million, or 9.3%, to $746.2 million in 2021 compared to 2020, primarily reflecting a $91.3 million, or 13.4%, increase in costs proportionate to the higher sales volumes, increased material, labor and other manufacturing costs of $29.2 million, or 4.3%, and unfavorable foreign currency translation of $19.3 million, or 2.8%, partially offset by favorable mix of $41.9 million, or 6.1%, and increased productivity of $31.5 million, or 4.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expense decreased $30.0 million, or 9.3%, to $291.4 million in 2021 compared to 2020, primarily related to a $19.1 million restructuring charge in 2020 which did not repeat in 2021 and a $3.7 million restructuring gain in 2021.

Operating profit increased by $206.9 million, or 205.7%, to $307.5 million in 2021 compared to 2020. The increase primarily reflected the impact of higher sales volumes of $100.7 million, or 100.1%, favorable mix of $41.9 million, or 41.7%, productivity benefits of $34.7 million, or 34.5%, lower restructuring and related costs of $23.5 million, or 23.4%, and acquisition-related and integration charges of $6.5 million, or 6.5%, which did not repeat in the current year, partially offset by $0.4 million, or 0.4% of other items, net.

Engineered Materials

(in millions, except %) For the year ended December 31,	2022	2021	2020
Net sales by product line:
FRP - Recreational Vehicles	$111.9	$102.5	$68.9
FRP - Building Products	112.5	94.9	83.1
FRP - Transportation	33.9	30.6	23.6

Total net sales	$258.3	$228.0	$175.6
Cost of sales	$206.2	$181.3	$134.5
Selling, general and administrative (a)	$19.5	$19.8	$18.4

Operating profit	$32.6	$26.9	$22.7
Assets	$218.6	$220.5	$217.3
Backlog	$16.2	$20.1	$12.8
Operating margin	12.6%	11.8%	12.9%

(a)	Selling, general and administrative expense includes net restructuring charges of $0.4 million, $0.0 million and $0.6 million in 2022, 2021 and 2020 respectively.

2022 compared to 2021

Sales increased by $30.3 million, or 13.3%, to $258.3 million in 2022 with higher pricing more than offsetting a decline in volume, primarily related to softening end market demand in the RV industry. The increase reflected higher sales to building products customers and recreational vehicle manufacturers.

Cost of sales increased by $24.9 million, or 13.7%, to $206.2 million, primarily related to higher increase in material, labor and other manufacturing costs of $36.7 million, or 20.2%, offset by the impact of the lower volumes of $12.2 million, or 6.7%.

Selling, general and administrative expense decreased by $0.3 million, or 1.5%, to $19.5 million primarily reflecting lower selling costs.

Operating profit increased by $5.7 million, or 21.2%, to $32.6 million in 2022, primarily reflecting higher pricing net of inflation, and productivity gains, of $16.8 million, or 62.5%, partially offset by the impact of the lower volumes of $11.1 million, or 41.3%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2021 compared to 2020

Engineered Materials sales increased $52.4 million, or 29.8%, to $228.0 million in 2021 compared to 2020, primarily due to higher core sales to RV manufacturers, and to a lesser extent, to building product and transportation customers. Core sales increases included end markets recovering from the 2020 impact of the COVID-19 pandemic as well as higher pricing to offset higher raw material costs.

Cost of sales increased $46.8 million, or 34.8%, to $181.3 million in 2021 compared to 2020, primarily related to increased material, labor and other manufacturing costs of $32.4 million, or 24.1%, and $16.2 million, or 12.0%, of increased costs proportionate to the higher sales volumes.

Operating profit increased by $4.2 million, or 18.5%, to $26.9 million in 2021 compared to 2020. The increase primarily reflected the impact of higher sales volumes of $9.5 million, or 41.9%, offset by increased material, labor and other costs of $7.4 million, or 32.6%.

CORPORATE

(in millions) For the year ended December 31,	2022	2021	2020
Corporate expense	$(122.3)	$(97.7)	$(58.8)
Loss on divestiture of asbestos-related assets and liabilities	(162.4)	—	—

Total Corporate expense	$(284.7)	$(97.7)	$(58.8)

Total Corporate expense increased by $187.0 million, or 191.4%, in 2022, primarily related to the loss on divestiture of asbestos related assets and liabilities of $162.4 million, or 166.2%, and higher transaction related expenses of $33.9 million, or 34.7%, partially offset by slightly lower compensation and benefit costs.

Total Corporate expense increased by $38.9 million, or 66.2%, in 2021 compared to 2020 primarily related to higher compensation and benefit costs of $19.0 million, or 32.3%, and transaction related expenses of $8.2 million, or 13.9%.

INTEREST AND MISCELLANEOUS INCOME, NET

(in millions) For the year ended December 31,	2022	2021	2020
Interest income	$3.4	$1.4	$2.0
Interest expense	$(52.2)	$(46.9)	$(55.3)
Gain on sale of business	$232.5	$—	$—
Miscellaneous income, net	$9.8	$19.1	$14.9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2022 compared to 2021

Interest expense increased $5.3 million, or 11.3%, primarily due to interest paid for the 364-day credit facility that was entered into on August 11, 2022. The $232.5 million gain on sale of business relates to the divestiture of Crane Supply. Miscellaneous income, net, decreased $9.3 million, or 48.7%, primarily reflecting a loss on the settlement of a pension plan.

2021 compared to 2020

Interest expense decreased $8.4 million, or 15.2%, in 2021 compared to 2020 resulting from the repayment of the 364-day credit facility, entered into on April 16, 2020 (the “2020 364-Day Credit Agreement”) in April 2021 and lower amounts outstanding under the commercial paper facility beginning in the second quarter of 2021. Miscellaneous income, net, increased $4.2 million, or 28.2%, primarily reflecting a gain on sale of a property.

INCOME TAX

(in millions, except %) For the year ended December 31,	2022	2021	2020
Income before tax — U.S.	$133.6	$342.1	$124.9
Income before tax — non-U.S.	429.4	160.7	99.6

Income before tax — worldwide	$563.0	$502.8	$224.5

Provision for income taxes	$161.9	$67.4	$43.4

Effective tax rate	28.8%	13.4%	19.3%

Our effective tax rate is affected by a number of items, both recurring and discrete, including the amount of income we earn in different jurisdictions and their respective statutory tax rates, acquisitions and dispositions, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws, regulations and accounting principles, the continued availability of statutory tax credits and deductions, and examinations initiated by tax authorities around the world. See “Application of Critical Accounting Policies” included later in this Item 7 for additional information about our provision for income taxes. A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is set forth in Item 8 under Note 9, “Income Taxes” in the Notes to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

(in millions) For the year ended December 31,	2022	2021	2020
Net cash (used for) provided by:
Operating activities	$(151.6)	$498.5	$309.5
Investing activities	264.0	(0.3)	(229.1)
Financing activities	106.0	(557.9)	55.1
Effect of exchange rates on cash and cash equivalents	(39.4)	(12.7)	21.6

Increase (decrease) in cash and cash equivalents	$179.0	$(72.4)	$157.1

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio, by divesting businesses that are no longer strategic or aligned with our portfolio and where such divestitures can generate capacity for strategic investments and initiatives that further optimize our portfolio, and by paying dividends and/or repurchasing shares. At any given time, and from time to time, we may be evaluating one or more of these opportunities, although we cannot assure you if or when we will consummate any such transaction.

Our current cash balance, together with cash we expect to generate from future operations along with our commercial paper program or borrowings available under our revolving credit facility is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private debt markets.

In August 2022, we entered a new $400 million senior unsecured 364-day Credit Agreement (the“364 Day Credit Agreement”). The proceeds were used to partially fund the $550 million contribution related to the divestiture of asbestos-related assets and liabilities. Please see Item 8 under Note 13, “Financing” to our Consolidated Financial Statements for additional details.

In July 2021, we entered a $650 million, 5-year Revolving Credit Agreement, which replaced the prior $550 million revolving credit facility. We also increased the size of our Commercial Paper Program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount outstanding not to exceed $650 million at any time (up from $550 million, previously). See Item 8 under Note 13, “Financing,” and Note 14, “Fair Value Measurements” in the Notes to our Consolidated Financial Statements for details regarding our financing arrangements.

On April 15, 2021, we repaid the amount outstanding under a prior credit agreement which was entered into to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic.

Operating Activities

Cash used for operating activities, a key source of our liquidity, was $151.6 million in 2022, compared to cash provided by operating activities of $498.5 million in 2021. The increase in cash used by operating activities was primarily driven by the $550.0 million payment related to the divestiture of asbestos-related assets, together with increased working capital investments supporting higher levels of demand across most businesses.

Cash provided by operating activities was $498.5 million in 2021, compared to $309.5 million in 2020. The increase in cash provided by operating activities was primarily driven by higher net income, partially offset by higher asbestos-related payments. Net asbestos-related payments in 2021 and 2020 were $44.9 million and $31.1 million, respectively.

Investing Activities

Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets, capital expenditures and cash used for acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems. Cash provided by investing activities was $264.0 million in 2022, compared to cash used for investing activities of $0.3 million in 2021. The increase in cash provided by investing activities was primarily related to $318.1 million of proceeds related to the divestiture of Crane Supply.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash used for investing activities was $0.3 million in 2021, compared to cash used for investing activities of $229.1 million in 2020. Cash used for investing activities in 2020 was driven by the acquisition of I&S for $169.2 million. There were no similar acquisitions in 2021. In addition, there was $30 million of net proceeds from the sale of marketable securities in 2021 compared to $30 million of cash used for the purchase of marketable securities in 2020.

Financing Activities

Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash provided by financing activities was $106.0 million in 2022, compared to cash used for financing activities of $557.9 million in 2021. The increase in cash provided by financing activities was primarily driven by $399.4 million in net borrowings from the 2022 364-Day Credit Agreement, compared to a $348.1 million repayment of the outstanding amount under the 364-Day Credit Agreement in 2021. This was partially offset by $107.4 million increase in share repurchases.

Cash used for financing activities was $557.9 million in 2021, compared to cash provided by financing activities of $55.1 million in 2020. The increase in cash used for financing activities was driven by the $348.1 million repayment of the outstanding amount under the 2020 364-Day Credit Agreement in 2021, compared to proceeds of $343.9 million received from the 2020 364-Day Credit Agreement in 2020.

Financing Arrangements

Total net debt was $1,243.0 million and $842.4 million as of December 31, 2022 and 2021, respectively. Our indebtedness as of December 31, 2022 was as follows:

•	$399.6 million related to the 364-Day Credit Agreement due in 2023;

•	$299.7 million of 4.45% notes due 2023;

•	$198.6 million of 6.55% notes due 2036; and

•	$346.5 million of 4.20% notes due 2048.

As of December 31, 2022, our total debt to total capitalization ratio was 39.5%, computed as follows:

(in millions)
Short-term borrowings	$699.3
Long-term debt	$543.7

Total debt	$1,243.0
Equity	1,904.0

Capitalization	$3,147.0

Total indebtedness to capitalization	39.5%

See Item 8 under Note 13, “Financing,” in the Notes to Consolidated Financial Statements for details regarding our financing arrangements.

Credit Ratings

As of December 31, 2022, our senior unsecured debt was rated BBB by S&P Global Ratings with a Stable outlook and Baa2 with a Stable outlook by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private debt markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our short-term and long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2022:

	Payment due by Period
(in millions)	Total	2023	2024 -2025	2026 -2027	2028 and after
Debt (a)	$1,250.0	$700.0	$—	$—	$550.0
Fixed interest payments	565.1	40.6	55.6	55.6	413.3
Operating lease payments	131.5	22.1	31.3	18.2	59.9
Purchase obligations	288.0	270.3	14.4	3.0	0.3
Pension and postretirement benefits (b)	557.6	54.3	110.0	112.6	280.7
Other long-term liabilities reflected on Consolidated Balance Sheets (c)	—	—	—	—	—

Total	$2,792.2	$1,087.3	$211.3	$189.4	$1,304.2

(a)	Debt includes scheduled principal payments.
(b)

Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $1.6 million per year for which there is no trust and will be directly funded by us. Pension benefits are included through 2032.

(c)

As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term environmental liability $17.6 and gross unrecognized tax benefits $28.2 and related gross interest and penalties $4.8.

Capital Structure

The following table sets forth our capitalization:

(in millions, except %) December 31,	2022	2021
Short-term borrowings	$699.3	$—
Long-term debt	543.7	842.4

Total debt	1,243.0	842.4
Less cash and cash equivalents	657.6	478.6

Net debt (a)	585.4	363.8
Equity	1,904.0	1,835.1

Net capitalization (a)	$2,489.4	$2,198.9
Net debt to equity (a)	30.7%	19.8%
Net debt to net capitalization (a)	23.5%	16.5%

(a)

Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. Net debt is comprised of components disclosed above which are presented on our Consolidated Balance Sheets. Net capitalization, a non-GAAP measure, represents Net Debt plus Equity. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that certain non-GAAP financial measures, which include the presentation of net debt and net capitalization, provide useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating our performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared and presented in accordance with U.S. GAAP.

In 2022, equity increased $68.9 million as a result of net income before allocation to noncontrolling interests of $401.1 million, changes in pension and postretirement plan assets and benefit obligations, net of tax of $30.0 million and the impact of equity-based awards and related settlement activities of $40.4 million. These increases were partially offset by share repurchases of $203.7 million, cash dividends of $105.6 million and currency translation adjustment of $93.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting estimates described below are those that most frequently require us to make estimates and judgments and, therefore, are critical to understanding our results of operations. We have discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of our Board of Directors. Our significant accounting policies are more fully described in Item 8 under Note 1, “Nature of Operations and Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Revenue Recognition. We primarily generate revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract.

When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated monthly. In 2022, the Company recognized approximately $120 million in revenue over time related to contracts in progress as of December 31, 2022.

These estimates are subject to uncertainties and require judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2022, 2021 or 2020 was material to the consolidated statements of income for such annual periods.

Income Taxes. We account for income taxes in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Based on consideration of all available evidence regarding their utilization, we record net deferred tax assets to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, we establish a valuation allowance for the amount that, in our judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. The evidence we consider in reaching such conclusions includes, but is not limited to; (1) future reversals of existing taxable temporary differences, (2) future taxable income exclusive of reversing taxable temporary differences, (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, (4) cumulative losses in recent years, (5) a history of tax losses or credit carryforwards expiring unused, (6) a carryback or carryforward period that is so brief it limits realization of tax benefits, and (7) a strong earnings history exclusive of the loss that created the carryforward and support showing that the loss is an aberration rather than a continuing condition.

We account for unrecognized tax benefits in accordance with ASC 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line of the Consolidated Statement of Operations, while accrued interest and penalties are included within the related tax liability line of the Consolidated Balance Sheets.

Goodwill and Other Intangible Assets. As of December 31, 2022, we had $1,527.5 million of goodwill and $416.6 million of net intangible assets, of which $67.3 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2021, we had $1,583.8 million of goodwill and $467.1 million of net intangible assets, of which $70.6 million were intangibles with indefinite useful lives, consisting of trade names.

Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2022, we had six reporting units.

When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 11.5% (a weighted average of 10.8%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2022, 2021 or 2020.

Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives.

We review all our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the definite-lived intangible asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases or reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the definite-lived intangible asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that we make which impact these assessments relate to the expected useful lives of definite lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the recoverable amount of definite-lived intangible assets, there is risk that the carrying value of our definite-lived intangible assets may require adjustment in future periods. Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level. We believe there have been no events or circumstances which would more likely than not reduce the fair value of our indefinite-lived or definite-lived intangible assets below their carrying value. As of the last annual assessment, fair values have been substantially in excess of carrying values.

Environmental. For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2022 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”). Estimates of our environmental liabilities at the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider our prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, our environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. During the fourth quarter of 2019, we received conceptual agreement from the EPA on an alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The total estimated gross liability was $24.8 million and $32.3 million as of December 31, 2022 and 2021, respectively.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. We have recorded a receivable of $4.8 million and $7.3 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as of December 31, 2022 and 2021, respectively.

Pension Plans. In the United States, we sponsor a defined benefit pension plan that covers approximately 12% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 12% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.

The expected return on plan assets component of net periodic benefit cost is determined by applying the assumed expected return on plan assets to the fair value of plan assets. For one of the U.K. pension plans, a market-related value of assets is used in lieu of the fair value of plan assets for this purpose. The net actuarial loss (gain) is amortized to the extent that it exceeds 10% of the greater of the fair value of plan assets and the projected benefit obligation. The amortization period is the average life expectancy of plan participants for most plans. The amortization period for plans with a significant number of active participants accruing benefits is the average future working lifetime of plan participants. The prior service cost (credit) is amortized over the average future working lifetime of plan participants whose prior service benefits were changed.

The net periodic pension benefit was $2.3 million, $6.8 million and $6.8 million in 2022, 2021 and 2020, respectively. The net periodic pension benefit was the same in 2021 compared to 2020, driven by lower interest costs for both U.S. and non-U.S. plans offset by higher amortization of a net loss. Employer cash contributions were $19.7 million, $26.7 million and $26.1 million in 2022, 2021 and 2020, respectively.

Holding all other factors constant, a decrease in the expected long-term rate of return on plan assets by 0.25 percentage points would have increased 2022 pension expense by $1.3 million for U.S. pension plans and $0.9 million for non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to determine net periodic pension cost by 0.25 percentage points would have decreased 2022 pension expense by $0.1 million for U.S. pension plans and increased 2022 pension expense by $0.5 million for non-U.S. pension plans.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Item 8 under Note 1 to the Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CRANE COMPANY (SUPPLEMENTAL)

The following discussion and analysis of our financial condition and results of operations should be read together with our supplemental combined financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management’s Discussion and Analysis of Financial Condition and Results of Operations of Crane Company (Supplemental)” and unless otherwise indicated or the context otherwise requires, “we,” “our,” “us,” the “Business,” the “Company” and “Crane Company” refer to Crane Company and its consolidated subsidiaries after to giving effect to the spin-off.

Crane Company is a diversified manufacturer of highly engineered industrial products. We are a combination of three businesses of Crane Holdings, Co. (“Crane” or the “Parent”) and consist of three reporting segments: Aerospace & Electronics (“A&E”), Process Flow Technologies (“PFT”), and Engineered Materials (“EM”). Our primary end markets include process industries (chemical production, oil and gas, power, and general industrial), nonresidential and municipal construction, aerospace, defense and space, along with a wide range of general industrial and certain consumer related end markets.

Our strategy is to grow earnings and cash flow by focusing on the manufacturing of highly engineered industrial products for specific markets where our scale is a relative advantage, and where we can compete based on our proprietary and differentiated technology, our deep vertical expertise, and our responsiveness to unique and diverse customer needs. We continuously evaluate our portfolio, pursue acquisitions that complement our existing businesses and are accretive to our growth profile, selectively divest businesses where appropriate, and pursue internal mergers to improve efficiency. We strive to foster a performance-based culture focused on productivity and continuous improvement, to attract and retain a committed management team whose interests are directly aligned with those of our shareholders, and to maintain a focused, efficient corporate structure.

We will continue to execute this strategy while remaining committed to the values of Crane’s founder, R.T. Crane, who resolved to conduct business “in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees; and to put my whole mind upon the business.”

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figures.

Explanatory Note

These supplemental combined financial statements reflect Crane Company’s combined historical financial position, results of operations and cash flows as they were historically managed in accordance with GAAP. The supplemental combined financial statements may not be indicative of Crane Company’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had Crane Company operated as an independent, publicly traded company during the periods presented, particularly because of changes Crane Company expects to experience in the future as a result of the spin-off.

Overview

Crane Company is a leading global provider of highly engineered, mission-critical industrial solutions, including two strategic global growth platforms: A&E and PFT. These two platforms together contributed 87% of our total revenue during 2022, with the remainder generated by our Engineered Materials business.

Our portfolio is balanced across A&E and PFT, with long-cycle market positions supported by a strong recurring revenue base, approximately 40% of which we estimate is from aftermarket sales. Our highly-engineered, technology differentiated products are sold into large ($20+ billion) and attractive end markets, many of which are highly regulated.

We have a portfolio of highly respected brands with a history spanning more than 165 years. Our culture, grounded in the Crane Business System (“CBS”), is ingrained across the organization and we are proud of our longstanding commitment to Philanthropy, Sustainability and Equality (“PSE”). Our values underpin our business and our trusted customer relationships and are the foundation for the mission-critical, high cost of failure products our customers trust us to deliver. We are headquartered in Stamford, Connecticut and serve customers in over 65 countries across 6 continents.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2022, Crane Company total sales were $2,035 million, with operating profit of $68.2 million and operating margin of 3.4%. Included in 2022 operating profit and margins was a loss on the divestiture of asbestos-related assets and liabilities of $162.4 million.

The Spin-Off

On March 30, 2022, Crane Holdings, Co.’s Board of Directors authorized management to pursue a plan to separate all of Crane’s businesses, other than Crane’s Payment & Merchandising Technologies segment, into a stand-alone publicly traded company. The separation will occur through a distribution to Crane Holdings, Co.’s stockholders of all of the shares of common stock of Crane Company, which will own all of Crane’s businesses, other than Crane’s Payment & Merchandising Technologies segment. Following the distribution, Crane NXT, Co. stockholders will own 100% of the shares of Crane Company common stock.

Basis of Presentation

We have historically operated as part of Crane and not as a stand-alone company. The accompanying supplemental audited combined financial statements included under Item 8 of this Annual Report on Form 10-K were prepared in connection with the spin-off and were derived from the consolidated financial statements and accounting records of Crane included elsewhere in this annual report on Form 10-K. These supplemental combined financial statements reflect Crane Company’s combined historical financial position, results of operations and cash flows as they were historically managed in accordance with GAAP. The supplemental combined financial statements may not be indicative of Crane Company’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had Crane Company operated as an independent, publicly traded company during the periods presented, particularly because of changes Crane Company expects to experience in the future as a result of the spin-off, including changes in the financing, cash management, operations, cost structure and personnel needs of our business.

The supplemental combined financial statements include certain Crane assets and liabilities that are specifically identifiable or otherwise attributable to us. The supplemental combined statements of operations also include costs for certain expenses, such as utilities, that historically were directly charged to us by Crane.

In addition, for purposes of preparing the supplemental combined financial statements on a “carve-out” basis, a portion of Crane’s corporate expenses have been allocated to us. These expense allocations include the cost of corporate functions and resources that continued to be provided by or administered by Crane including, but not limited to, executive management and other corporate and governance functions, such as treasury, tax, accounting, human resources, audit, legal, purchasing, information technology and other services. The related employee payroll and benefit costs associated with such functions, such as share-based compensation, are included in the expense allocations. Corporate expenses of $90.4 million in 2022, $62.2 million in 2021 and $37.6 million in 2020 were allocated and are included in our supplemental combined statements of operations.

Costs were allocated to us based on direct usage when identifiable or, when not directly identifiable, on the basis of several utilization measures including headcount, proportionate usage and relative net sales. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the allocations may not reflect the expenses we would have incurred if Crane Company had been a stand-alone company for the periods presented. Actual costs that may have been incurred if Crane Company had been a stand-alone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees and strategic and capital decisions. Going forward, we may perform these functions using our own resources or outsourced services. For a period following the spin-off, we will temporarily provide certain services to Crane NXT, and Crane NXT will provide certain services to us, under a Transition Services Agreement. Crane Company also will enter into certain commercial arrangements with Crane Holdings, Co., which will be renamed “Crane NXT, Co.”, in connection with the spin-off.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The audited consolidated financial statements of Crane and the related notes are included under Item 8 of this Annual Report on Form 10-K. The consolidated financial statements reflect the business of Crane on a historical basis without giving effect to the spin-off.

References to “core business” or “core sales” in this section include sales from acquired businesses starting from and after the first anniversary of the acquisition but exclude currency effects. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Recent Developments

Credit Facilities

On March 17, 2023, Crane Company entered into a new senior unsecured credit agreement (the “Credit Agreement”), which provides for (i) a $500 million, 5-year Revolving Credit Facility (the “Revolving Facility”) and (ii) a $300 million, 3-year term loan facility (the “Term Facility”), funding under each of which will become available substantially concurrently with the spin-off, subject to the satisfaction of customary conditions of facilities of this type. The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, depending on our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. As of the last day of each quarter, we must also maintain a total net leverage ratio not to exceed 3.50 to 1.00 (which, at the Crane Company’s election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and a minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.

Divestiture of asbestos-related assets and liabilities

On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (“Redco”), then a wholly-owned subsidiary of Crane Company that held asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party and long-term liability management company specializing in the acquisition and management of legacy corporate liabilities whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-term borrowings and cash on hand. As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets have been removed from Crane Company’s combined balance sheets effective August 12, 2022. A loss on the divestiture of asbestos-related assets and liabilities of $162.4 million was recognized in the supplemental combined statements of operations for the year ended December 31, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

364-Day Credit Agreement

On August 11, 2022, Crane Holdings, Co. entered into the 364-Day Credit Agreement, by and among Crane Holdings, Co., as sole borrower, the financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A., as administrative agent. Crane Company is not party to the 364-Day Credit Agreement and will not be subject to its restrictive provisions following the spin-off. Following entry into the 364-Day Credit Agreement, on August 11, 2022, Crane Holdings, Co. borrowed Term Loans in an aggregate principal amount of $400 million under the 364-Day Credit Agreement. Interest on the Term Loans accrues at a rate per annum equal to, at Crane Holdings, Co.’s option, (i) a base rate (determined in a customary manner), plus a margin of 0.25% or 0.50% that is determined based upon the Index Debt Rating or (ii) an adjusted Term SOFR (determined in a customary manner) for an interest period to be selected by Crane Holdings, Co., plus a margin of 1.25% or 1.50% that is determined based upon the Index Debt Rating. The 364-Day Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including (a) limitations on the ability of Crane Holdings, Co.’s subsidiaries to incur indebtedness and (b) restrictions on Crane Holdings, Co. and its subsidiaries with respect to liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets and transactions with affiliates. Crane Holdings, Co. must also maintain a debt to capitalization ratio not to exceed 0.65 to 1.00 at all times. The 364-Day Credit Agreement also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by Crane Holdings, Co. or any of its material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting Crane Holdings, Co. and its material subsidiaries, certain ERISA events, material judgments and a change in control of Crane Holdings, Co., in each case, subject to thresholds and cure periods where customary. The 364-Day Credit Agreement permits Crane Holdings, Co. to undertake the spin-off. Crane Holdings, Co. expects to prepay in full and terminate the 364-Day Credit Agreement prior to the consummation of the spin-off.

Sale of Crane Supply

On April 8, 2022, Crane Holdings, Co. entered into an agreement to sell the Crane Supply business for CAD 380 million on a cash-free and debt-free basis. Subsequent to net working capital and other closing adjustments, the sale closed on May 31, 2022 for CAD 402 million. In August 2022, Crane Holdings, Co. received CAD 5 million related to a final working capital adjustment. The Business recognized a total gain on sale of $232.5 million.

Termination of Agreement to Sell Engineered Materials

On May 16, 2021, Crane entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. (“Verzatec”) for $360 million on a cash-free and debt-free basis. On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to Crane in termination fees, which is presented within Miscellaneous income, net on the Supplemental Combined Statements of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations - For the Years ended December 31, 2022, 2021 and 2020

	For the year ended December 31,			2022 vs 2021 Favorable / (Unfavorable) Change		2021 vs 2020 Favorable / (Unfavorable) Change
(in millions, except %)	2022	2021	2020	$	%	$	%
Net sales:
Aerospace & Electronics	$667.3	$638.3	$650.7	$29.0	4.5%	$(12.4)	(1.9)%
Process Flow Technologies	1,109.4	1,196.6	1,007.5	$(87.2)	(7.3)%	$189.1	18.8%
Engineered Materials	258.3	228.0	175.6	30.3	13.3%	52.4	29.8%

Total net sales	$2,035.0	$2,062.9	$1,833.8	$(27.9)	(1.4)%	$229.1	12.5%

Sales growth:
Core business				$159.5	7.7%	$183.2	10.0%
Foreign exchange				(48.3)	(2.3)%	40.9	2.2%
Acquisitions/dispositions				(139.1)	(6.7)%	5.0	0.3%

Total sales growth				$(27.9)	(1.4)%	$229.1	12.5%

Cost of sales	$1,321.4	$1,374.1	$1,250.7	$52.7	3.8%	$(123.4)	(9.9)%

Selling, general and administrative	$478.8	$451.4	$378.8	$(27.4)	(6.1)%	$(72.6)	(19.2)%

Restructuring charges (gains), net	$4.2	$(13.2)	$13.2	$(17.4)	(131.8)%	$26.4	NM

Acquisition-related and integration charges	—	—	6.4	$—	—%	$6.4	NM

Loss on divestiture of asbestos-related assets and liabilities	$162.4	—	—	$(162.4)	NM	—	—%

Operating profit (loss):
Aerospace & Electronics	$120.3	$110.0	$100.7	$10.3	9.4%	$9.3	9.2%
Process Flow Technologies	168.2	182.5	101.0	$(14.3)	(7.8)%	$81.5	80.7%
Engineered Materials	32.6	26.9	22.7	$5.7	21.2%	$4.2	18.5%
Corporate expense	(252.9)	(68.8)	(39.7)	$(184.1)	(267.6)%	$(29.1)	(73.3)%

Total operating profit	$68.2	$250.6	$184.7	$(182.4)	(72.8)%	$65.9	35.7%

Operating margin:
Aerospace & Electronics	18.0%	17.2%	15.5%
Process Flow Technologies	15.2%	15.2%	10.0%
Engineered Materials	12.6%	11.8%	12.9%

Total operating margin	3.4%	12.1%	10.1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability of Reported Results

The comparability of our results for the years ended December 31, 2022, 2021 and 2020 is affected by the following significant items:

Divestiture of asbestos-related assets and liabilities

In 2022, we recognized a loss on the divestiture of asbestos-related assets and liabilities of $162.4 million. Please refer to item 8 under Note 13, “Commitments and Contingencies” in the Notes to the Supplemental Combined Financial Statements for further discussion.

Sale of Crane Supply

In 2022, we recognized a gain on sale of $232.5 million related to the sale of Crane Supply, which is presented within Gain on sale of business on the Supplemental Combined Statements of Operations.

Termination of Agreement to Sell Engineered Materials

On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to Crane in termination fees, which is presented within Miscellaneous income, net on the Supplemental Combined Statements of Operations.

Restructuring and Related (Gains) Charges, net

In 2022, we recorded net pre-tax restructuring and related charges of $8.7 million primarily related to modest cost reduction efforts across our businesses in response to continued macroeconomic uncertainty. In 2021, we recorded total pre-tax restructuring and related gains of $13.2 million primarily related to a gain on the sale of real estate. In 2020, we recorded total pre-tax restructuring and related charges of $13.2 million primarily in response to the adverse economic impact of COVID-19 pandemic.

Transaction Related Expenses

In 2022, we recorded pre-tax transaction related expenses of $47.1 million most of which related to the planned separation, coupled with expenses associated with defending the asbestos liability and to a lesser extent, divestiture costs related to the intended sale of Engineered Materials and the completed sale of Crane Supply.

During 2021, we recorded pre-tax transaction related expenses of $8.2 million related to the previously proposed divestiture of Engineered Materials which was terminated in May 2022 and other professional fees.

Acquisition-Related and Integration Charges

During 2020, we recorded pre-tax acquisition-related and integration charges of $6.4 million. Please refer to Item 8 under Note 3, “Acquisitions” in the Notes to Supplemental Combined Financial Statements for further discussion.

OVERALL

2022 compared with 2021

Sales decreased by $27.9 million, or 1.4%, to $2,035.0 million in 2022. The year-over-year lower sales included:

•	an increase in core sales of $159.5 million, or 7.7%;

•	unfavorable foreign currency translation of $48.3 million, or 2.3%; and

•	a decrease in sales related to the sale of Crane Supply of $139.1 million, or 6.7%.

Cost of sales decreased by $52.7 million, or 3.8%, to $1,321.4 million in 2022. The decrease is primarily related to the sale of Crane Supply of $102.4 million, or 7.5%, favorable foreign currency translation of $30.5 million, or 2.2%, the impact of lower volumes of $9.1 million, or 0.7%, and strong productivity of $33.1 million, or 2.4%, partially offset by an increase in material, labor and other manufacturing costs of $109.6 million, or 8.0%, and unfavorable mix of $20.2 million, or 1.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling general and administrative expenses increased by $27.4 million, or 6.1%, to $478.8 million in 2022. The increase was driven primarily by increased costs of $66.8 million, or 14.8%, including transaction related expenses of $41.6 million, or 9.2%, supporting the Crane Supply and asbestos divestiture as well as the planned Separation, partially offset by favorable foreign currency translation of $10.5 million, or 2.3%, the impact of the sale of Crane Supply of $16.5 million, or 3.7%, and strong productivity of $4.7 million, or 1%.

Operating profit decreased by $182.4 million, or 72.8%, to $68.2 million in 2022. The decrease in operating profit is primarily related to the loss on divestiture of asbestos-related assets and liabilities of $162.4 million, coupled with the divested operating profit of $20.2 million related to the sale of Crane Supply. Operating segment performance was strong across the Company, with pricing actions and strong productivity more than offsetting higher material, labor and other manufacturing costs. Operating profit in 2022 included net restructuring and related charges of $8.7 million and transaction related expenses of $47.1 million. Operating profit in 2021 included net restructuring and related gains of $13.2 million and transaction related expenses of $8.2 million.

2021 compared to 2020

Sales increased by $229.1 million, or 12.5%, to $2,062.9 million in 2021 compared to 2020. The year-over-year higher sales included:

•	an increase in core sales of $183.2 million, or 10.0%, largely driven by end markets that continue to recover from the 2020 impact of the COVID-19 pandemic;

•	favorable foreign currency translation of $40.9 million, or 2.2%; and

•	an increase in sales related to acquisitions of $5.0 million, or 0.3%.

Cost of sales increased by $123.4 million, or 9.9%, to $1,374.1 million in 2021 compared to 2020, primarily related to $83.9 million, or 6.7%, to support the higher sales volumes, and an increase in material, labor, and other manufacturing costs of $65.4 million, or 5.2%. Cost of sales also increased $27.5 million, or 2.2%, related to unfavorable foreign currency translation. These increases were partially offset by higher productivity of $37.5 million, or 3.0%, and favorable mix of $11.5 million, or 0.9%.

Selling, general and administrative expense increased $72.6 million, or 19.2%, to $451.4 million in 2021 compared to 2020, primarily related to a proportionate increase to the higher sales in the period, including higher compensation costs of $40.5 million, or 10.7%, which was primarily related to higher incentive compensation driven by above-budget performance. The remaining increase primarily relates to unfavorable foreign currency translation of $8.4 million, or 2.2%, and transaction related expense of $8.2 million, or 2.2%.

We continue to experience above normal inflation consistent with the industries in which we participate, and we expect to continue to realize higher pricing to more than offset the impact of higher inflation.

Operating profit increased by $65.9 million, or 35.7%, to $250.6 million in 2021 compared to 2020. The increase in operating profit reflected higher operating profit in each of our segments, partially offset by higher corporate costs. Operating profit in 2021 included net restructuring gains of $13.2 million. Operating profit in 2020 included net restructuring charges of $13.2 million and acquisition-related and integration charges of $6.4 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comprehensive income

(in millions) For the year ended December 31,	2022	2021	2020
Net income before allocation to noncontrolling interests	$199.8	$234.4	$166.1
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(24.1)	(23.0)	16.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	21.1	88.6	(49.6)

Other comprehensive (loss) income, net of tax	(3.0)	65.6	(33.5)

Comprehensive income before allocation to noncontrolling interests	196.8	300.0	132.6
Less: Noncontrolling interests in comprehensive income (loss)	(0.2)	0.6	(0.4)

Comprehensive income attributable to common shareholders	$197.0	$299.4	$133.0

2022 compared to 2021

For the year ended December 31, 2022, comprehensive income before allocation to noncontrolling interests was $196.8 million compared to $300.0 million in 2021. The $103.2 million decrease was primarily driven by $34.6 million of lower net income before allocation to noncontrolling interests, a $67.5 million decrease primarily related to changes in pension discount rates and a $1.1 million unfavorable impact of foreign currency translation adjustments, primarily related to the British pound and euro.

2021 compared to 2020

For the year ended December 31, 2021, comprehensive income before allocation to noncontrolling interests was $300.0 million compared to $132.6 million in 2020. The $167.4 million increase was primarily driven by $68.3 million of higher net income before allocation to noncontrolling interests and a $138.2 million increase primarily related to changes in pension discount rates, coupled with improved asset performance, partially offset by a $39.1 million unfavorable impact of foreign currency translation adjustments, primarily related to the British pound, Canadian dollar and euro.

AEROSPACE & ELECTRONICS

(in millions, except %) For the year ended December 31,	2022	2021	2020
Net sales by product line:
Commercial Original Equipment	$250.5	$229.4	$226.4
Military Original Equipment	231.2	239.7	258.7
Commercial Aftermarket	129.3	104.5	93.0
Military Aftermarket	56.3	64.7	72.6

Total net sales	$667.3	$638.3	$650.7
Cost of sales	$417.7	$399.6	$428.2
Selling, general and administrative (a)	$129.3	$128.7	$121.8

Operating profit	$120.3	$110.0	$100.7
Assets	$663.3	$604.7	$593.9
Backlog	$613.1	$459.8	$491.2
Operating margin	18.0%	17.2%	15.5%

(a)	Selling, general and administrative expense includes net restructuring charges of $1.5 million, $0.0 million and $6.5 million in 2022, 2021 and 2020, respectively.

2022 compared to 2021

Aerospace & Electronics sales increased $29.0 million, or 4.5%, to $667.3 million in 2022. Price was the primary contribution to the growth for the year. The commercial market and military market accounted for 57% and 43%, respectively, of total segment sales in 2022. Sales to OEM and aftermarket customers in 2022 were 72% and 28% of total segment sales, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Sales of Commercial Original Equipment increased by $21.1 million, or 9.2%, to $250.5 million in 2022, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown, partially offset by material availability constraints.

•	Sales of Military Original Equipment decreased by $8.5 million, or 3.5%, to $231.2 million in 2022, primarily reflecting lower shipments due to order timing and material availability constraints.

•

Sales of Commercial Aftermarket increased by $24.8 million, or 23.7%, to $129.3 million in 2022, reflecting strong demand from the airlines due to improving air traffic as the industry continues to recover from the COVID-19 related slowdown, along with higher pricing.

•

Sales of Military Aftermarket decreased by $8.4 million, or 13.0%, to $56.3 million in 2022, primarily reflecting timing of government orders for certain programs and material availability constraints.

Cost of sales increased $18.1 million, or 4.5%, to $417.7 million in 2022 compared to 2021, primarily reflecting $29.5 million, or 7.4%, of increased material, labor and other manufacturing costs supporting the higher sales, partially offset by $14.3 million, or 3.6%, of productivity gains.

Selling, general and administrative expense increased by $0.6 million, or 0.5%, to $129.3 million in 2022, as higher selling and engineering costs were offset by lower administrative costs.

Operating profit increased $10.3 million, or 9.4%, to $120.3 million in 2022 compared to 2021, primarily due to productivity gains of $16.0 million, or 14.5%, partially offset by increased material, labor and other costs of $2.4 million, or 2.2%, and unfavorable mix of $2.1 million, or 1.9%.

2021 compared to 2020

A&E sales decreased $12.4 million, or 1.9%, to $638.3 million in 2021 compared to 2020. The commercial market and military market accounted for 52% and 48%, respectively, of total segment sales in 2021. Sales to OEM and aftermarket customers in 2021 were 74% and 26% of total sales, respectively.

•	Sales of Commercial Original Equipment increased by $3.0 million, or 1.3%, to $229.4 million in 2021 compared to 2020.

•

Sales of Military Original Equipment decreased by $19.0 million, or 7.3%, to $239.7 million in 2021 compared to 2020, primarily reflecting challenging comparisons to particularly strong sales growth during the prior three years.

•

Sales of Commercial Aftermarket increased by $11.5 million, or 12.4%, to $104.5 million in 2021 compared to 2020, primarily reflecting higher demand driven by a rebound in commercial air traffic following the 2020 impact of the COVID-19 pandemic.

•	Sales of Military Aftermarket decreased by $7.9 million, or 10.9%, to $64.7 million in 2021 compared to 2020, primarily reflecting particularly strong sales in the prior year.

Cost of sales decreased $28.6 million, or 6.7%, to $399.6 million in 2021 compared to 2020, primarily related to increased productivity of $14.0 million, or 3.3%, and improved mix of $12.2 million, or 2.8%.

Selling, general and administrative expense increased $6.9 million, or 5.7%, to $128.7 million in 2021 compared to 2020, primarily related to higher compensation costs of $10.7 million, or 8.8%, offset by restructuring charges $6.5 million, or 5.3%, in 2020, which did not repeat in 2021.

Operating profit increased by $9.3 million, or 9.2%, to $110.0 million in 2021 compared to 2020, primarily as a result of savings from 2020 repositioning actions of $19.0 million, or 18.9%, and productivity benefits of $16.5 million, or 16.4%, largely offset by the impact of lower sales volumes of $21.3 million, or 21.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

(in millions, except %) For the year ended December 31,	2022	2021	2020
Net sales by product line:
Process Valves and Related Products	$749.8	$717.1	$631.6
Commercial Valves	232.2	374.2	288.0
Pumps and Systems	127.4	105.3	87.9

Total net sales	$1,109.4	$1,196.6	$1,007.5
Cost of sales	$697.8	$791.5	$689.5
Selling, general and administrative (a)	$243.4	$222.6	$217.0

Operating profit	$168.2	$182.5	$101.0
Assets	$1,065.3	$1,241.4	$1,124.0
Backlog	$368.8	$357.9	$313.4
Operating margin	15.2%	15.2%	10.0%

(a)

Selling, general and administrative expense includes net restructuring charges of $2.3 million in 2022, net restructuring gain of $13.2 million in 2021 and net restructuring charges of $6.1 million in 2020.

2022 compared to 2021

Sales decreased by $87.2 million, or 7.3%, to $1,109.4 million in 2022, driven by lost sales associated with the divestiture of Crane Supply of $139.1 million, or 11.6%, and unfavorable foreign currency translation of $46.6 million, or 3.9%, partially offset by higher core sales of $98.3 million, or 8.2%. Core sales growth was driven primarily by pricing, with modestly higher volumes.

•

Sales of Process Valves and Related Products increased by $32.7 million, or 4.6%, to $749.8 million in 2022. The increase reflected higher core sales of $63.6 million, or 8.9%, driven by higher pricing, offset by unfavorable foreign currency translation of $31.1 million, or 4.3%, as the euro weakened against the U.S. dollar. Demand remained strong across Chemical, Pharmaceutical and General Industrial end markets.

•

Sales of Commercial Valves decreased by $142.0 million, or 37.9%, to $232.2 million in 2022, primarily driven by lost sales associated with the divestiture of Crane Supply of $139.1 million, or 37.2%, and unfavorable foreign currency translation of $15.1 million, or 4.0%, as the British pound weakened against the U.S. dollar, partially offset by an increase in core sales of $12.2 million, or 3.3%. The higher core sales reflected higher demand in Canadian non-residential construction markets.

•	Sales of Pumps and Systems increased by $22.1 million, or 21.0%, to $127.4 million in 2022, primarily driven by higher sales to municipal customers and non-residential construction end markets.

Cost of sales decreased by $93.7 million, or 11.8%, to $697.8 million, primarily related to $102.4 million of divested cost related to the sale of Crane Supply, or 12.9%, favorable foreign currency of $30.0 million, or 3.8%, and productivity gains of $17.1 million, or 2.2%, partially offset by a $45.3 million, or 5.7%, increase in material, labor and other manufacturing costs and unfavorable mix of $16.1 million, or 2.0%.

Selling, general and administrative expense increased by $20.8 million, or 9.3%, to $243.4 million primarily reflecting higher administrative and selling costs of $36.1 million, or 16.2%, and lower net restructuring gains of $15.5 million, or 7.0%, partially offset by favorable currency translation of $10.6 million, or 4.8%, and the divested cost related to the sale of Crane Supply of $16.5 million, or 7.4%.

Operating profit decreased by $14.3 million, or 7.8%, to $168.2 million in 2022. The decrease is primarily due to divested operating profit of $20.2 million related to the sale of Crane Supply, or 11.1%, and lower net restructuring gains of $15.5 million, or 8.5%, partially offset by productivity gains of $20.1 million, or 11.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2021 compared to 2020

PFT sales increased by $189.1 million, or 18.8%, to $1,196.6 million in 2021 compared to 2020, driven by higher core sales of $143.5 million, or 14.2%, favorable foreign currency translation of $40.6 million, or 4.0% and a benefit from the January 2020 acquisition of Instrumentation & Sampling (“I&S”) of $5.0 million, or 0.5%.

•

Sales of Process Valves and Related Products increased by $85.5 million, or 13.5%, to $717.1 million in 2021 compared to 2020. The increase reflected higher core sales of $66.2 million, or 10.5%, favorable foreign currency translation of $14.3 million, or 2.3%, primarily reflecting the strengthening of the euro against the U.S. dollar, and a benefit from the acquisition of I&S of $5.0 million, or 0.8%. The higher core sales primarily reflected broad based strengthening across chemical, pharmaceutical, and general industrial end markets that continue to recover from the 2020 impact of the COVID-19 pandemic.

•

Sales of Commercial Valves increased by $86.2 million, or 29.9%, to $374.2 million in 2021 compared to 2020 primarily driven by a core sales increase of $60.6 million, or 21.0%, and favorable foreign currency translation of $25.6 million, or 8.9%, as the Canadian dollar and British pound strengthened against the U.S. dollar. The higher core sales reflected higher demand in Canadian non-residential construction markets, and to a lesser extent, higher demand in UK non-residential construction markets.

•

Sales of Pumps and Systems increased by $17.4 million, or 19.8%, to $105.3 million in 2021 compared to 2020, primarily reflecting higher demand from municipal and non-residential construction end markets.

Cost of sales increased $102.0 million, or 14.8%, to $791.5 million in 2021 primarily related to higher volumes of $62.7 million, or 9.1%, increased material, labor and other manufacturing costs of $29.4 million, or 4.3%, and unfavorable foreign currency translation of $27.5 million, or 4.0%, partially offset by increased productivity of $21.9 million, or 3.2%.

Selling, general and administrative expense increased $5.6 million, or 2.6%, to $222.6 million in 2021, primarily related to higher compensation costs of $17.5 million, or 8.1%, partially offset by a $13.2 million restructuring gain in 2021.

Operating profit increased by $81.5 million, or 80.7%, to $182.5 million in 2021. The increase primarily reflected the $45.2 million, or 44.8%, impact of higher sales volumes, productivity benefits of $24.7 million, or 24.5%, lower restructuring costs of $16.4 million, or 16.2%, which included a gain on the sale of real estate related to prior repositioning actions, and the absence of acquisition-related and integration charges of $6.3 million, or 6.2%, partially offset by other items, net, of $11.1 million, or 11.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engineered Materials

(in millions, except %) For the year ended December 31,	2022	2021	2020
Net sales by product line:
FRP - Recreational Vehicles	$111.9	$102.5	$68.9
FRP - Building Products	112.5	94.9	83.1
FRP - Transportation	33.9	30.6	23.6

Total net sales	$258.3	$228.0	$175.6
Cost of sales	$206.2	$181.3	$134.5
Selling, general and administrative (a)	$19.5	$19.8	$18.4

Operating profit	$32.6	$26.9	$22.7
Assets	$218.6	$220.5	$217.3
Backlog	$16.2	$20.1	$12.8
Operating margin	12.6%	11.8%	12.9%

(a)	Selling, general and administrative expense includes net restructuring charges of $0.4 million, $0.0 million and $0.6 million in 2022, 2021 and 2020 respectively.

2022 compared to 2021

Sales increased by $30.3 million, or 13.3%, to $258.3 million in 2022 with higher pricing more than offsetting a decline in volume, primarily related to softening end market demand in the RV industry. The increase reflected higher sales to building products customers and recreational vehicle manufacturers.

Cost of sales increased by $24.9 million, or 13.7%, to $206.2 million, primarily related to higher increase in material, labor and other manufacturing costs of $36.7 million, or 20.2%, offset by the impact of the lower volumes of $12.2 million, or 6.7%.

Selling, general and administrative expense decreased by $0.3 million, or 1.5%, to $19.5 million primarily reflecting lower selling costs.

Operating profit increased by $5.7 million, or 21.2%, to $32.6 million in 2022, primarily reflecting higher pricing net of inflation, and productivity gains, of $16.8 million, or 62.5%, partially offset by the impact of the lower volumes of $11.1 million, or 41.3%.

2021 compared to 2020

Engineered Materials sales increased $52.4 million, or 29.8%, to $228.0 million in 2021 compared to 2020, primarily due to higher core sales to RV manufacturers, and to a lesser extent, to building product and transportation customers. Core sales increases included end markets recovering from the 2020 impact of the COVID-19 pandemic as well as higher pricing to offset higher raw material costs.

Cost of sales increased $46.8 million, or 34.8%, to $181.3 million in 2021 compared to 2020, primarily related to increased material, labor and other manufacturing costs of $32.4 million, or 24.1%, and $16.2 million, or 12.0%, of increased costs proportionate to the higher sales volumes.

Operating profit increased by $4.2 million, or 18.5%, to $26.9 million in 2021 compared to 2020. The increase primarily reflected the impact of higher sales volumes of $9.5 million, or 41.9%, offset by increased material, labor and other costs of $7.4 million, or 32.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE

(in millions) For the year ended December 31,	2022	2021	2020
Corporate expense	$(90.5)	$(68.8)	$(39.7)
Loss on divestiture of asbestos-related assets and liabilities	(162.4)	—	—

Total Corporate expense	$(252.9)	$(68.8)	$(39.7)

2022 compared to 2021

Total Corporate expense increased by $184.1 million, or 267.6%, in 2022, primarily related to the loss on divestiture of asbestos related assets and liabilities of $162.4 million, or 236.0%, and higher transaction related expenses of $31.2 million, or 45.3%, partially offset by slightly lower compensation and benefit costs.

2021 compared to 2020

Total Corporate expense increased by $29.1 million, or 73.3%, in 2021 compared to 2020, primarily related to higher compensation and benefit costs of $12.0 million, or 30.2%, and transaction related expenses of $8.2 million, or 20.7%.

INTEREST AND MISCELLANEOUS INCOME, NET

(in millions) For the year ended December 31,	2022	2021	2020
Interest income	$3.2	$1.3	$2.0
Interest expense	$(10.3)	$(5.1)	$(13.5)
Related interest income	$14.4	$16.1	$15.9
Gain on sale of business	$232.5	$—	$—
Miscellaneous income, net	$6.6	$14.4	$10.2

2022 compared to 2021

Interest expense increased $5.2 million, or 102.0%, primarily due to interest paid for the 364-day credit facility that was entered into on August 11, 2022. The $232.5 million gain on sale of business relates to the divestiture of Crane Supply. Miscellaneous income, net, decreased $7.8 million, or 54.2%, primarily reflecting a loss on the settlement of a pension plan.

2021 compared to 2020

Interest expense decreased $8.4 million, or 62.2%, in 2021, resulting from the repayment of the 2020 364-Day Credit Agreement in April 2021 and lower amounts outstanding under the commercial paper facility beginning in the second quarter of 2021. Miscellaneous income, net, increased $4.2 million, or 41.2%, primarily reflecting a gain on sale of a property.

INCOME TAX

(in millions, except %) For the year ended December 31,	2022	2021	2020
Income before tax — U.S.	$176.0	$141.0	$91.9
Income before tax — non-U.S.	138.6	136.3	107.4

Income before tax — worldwide	$314.6	$277.3	$199.3

Provision for income taxes	$112.4	$42.9	$33.2

Effective tax rate	35.7%	15.5%	16.7%

Our effective tax rate is affected by a number of items, both recurring and discrete, including the amount of income we earn in different jurisdictions and their respective statutory tax rates, acquisitions and dispositions, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws, regulations and accounting principles, the continued availability of statutory tax credits and deductions, and examinations initiated by tax authorities around the world. See “Application of Critical Accounting Policies” included later in this Item 7 for additional information about our provision for income taxes. A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is set forth in Item 8 under Note 10, “Income Taxes” in the Notes to Combined Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

(in millions) For the year ended December 31,	2022	2021	2020
Net cash (used for) provided by:
Operating activities	$(458.4)	$209.6	$157.7
Investing activities	285.3	18.3	(219.5)
Financing activities	242.1	(250.8)	183.0
Effect of exchange rates on cash and cash equivalents	(19.4)	(5.7)	14.5

Increase (decrease) in cash and cash equivalents	$49.6	$(28.6)	$135.7

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio, by divesting businesses that are no longer strategic or aligned with our portfolio and where such divestitures can generate capacity for strategic investments and initiatives that further optimize our portfolio, and by paying dividends and/or repurchasing shares. At any given time, and from time to time, we may be evaluating one or more of these opportunities, although we cannot assure you if or when we will consummate any such transaction.

Our current cash balance, together with cash we expect to generate from future operations along with borrowings available under our revolving credit facility are expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund expected pension contributions. In addition, we believe that our strong capital structure following the spin-off supports potential future access to public and private debt markets.

In July 2021, Crane Holdings, Co. entered into a $650 million, 5-year Revolving Credit Agreement, as borrower, which replaced its existing $550 million revolving credit facility. The commercial paper program that Crane Holdings, Co. maintains was also increased in July 2021 to permit the issuance of short term, unsecured commercial paper notes in an aggregate principal amount outstanding not to exceed $650 million at any time (up from $550 million, previously). The $650 million revolving credit facility will be replaced by commitments under a new $500 million, 5-year Revolving Credit Agreement that was entered into on March 17, 2023, with funding available upon separation, subject to customary conditions precedent for facilities of this type. The commercial paper program will no longer be available upon separation.

In August 2022, Crane Holdings, Co. entered into the 364-Day Credit Agreement and borrowed an aggregate principal amount of $400 million of term loans thereunder. The proceeds of the term loans, along with other available cash, were used to fund the $550 million contribution related to the Redco Sale and to pay related fees and expenses. On March 17, 2023, Crane Holdings, Co. entered into a new, $350 million, 3-year Term Loan Facility (the “Crane Holdings Co. Term Loan Facility”) and, on March 31, 2023, Crane Holdings, Co expects to borrow the $350 million available under the Crane Holdings Co. Term Loan Facility to refinance the remaining outstanding balance under the 364-Day Credit Agreement. Borrowings under the Crane Holdings Co. Term Loan Facility are prepayable from time to time without premium or penalty, subject to customary breakage costs.

On April 3, 2023, Crane Company expects to borrow the $300 million available under the Term Facility and, in connection with the spin-off, expects to use the proceeds to pay a dividend to Crane Holdings, Co. in an amount of up to $300 million. Borrowings under the Term Facility are prepayable from time to time without premium or penalty, subject to customary breakage costs. Please see Note 14 to the supplemental combined financial statements of Crane Company for additional details.

Operating Activities

Cash used for operating activities, a key source of our liquidity, was $458.4 million in 2022, compared to cash provided by operating activities of $209.6 million in 2021. The increase in cash used by operating activities was primarily driven by the $550.0 million payment related to the divestiture of asbestos-related assets, together with increased working capital investments supporting higher levels of demand across most businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash provided by operating activities was $209.6 million in 2021, compared to $157.7 million in 2020. The increase in cash provided by operating activities was primarily driven by higher net income, partially offset by higher asbestos-related payments. Net asbestos-related payments in 2021 and 2020 were $44.9 million and $31.1 million, respectively.

Investing Activities

Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets, capital expenditures and cash used for acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems. Cash provided by investing activities was $285.3 million in 2022, compared to $18.3 million in 2021. The increase in cash provided by investing activities was primarily related to $318.1 million of proceeds related to the divestiture of Crane Supply.

Cash provided by investing activities was $18.3 million in 2021, compared to cash used for investing activities of $219.5 million in 2020. The decrease in cash used for investing activities was driven by the acquisition of I&S in 2020 for $169.2 million. In addition, there was $30 million of net proceeds from the sale of marketable securities in 2021 compared to $30 million of cash used for the purchase of marketable securities in 2020.

Financing Activities

Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper, proceeds from the issuance of common stock and net transfers to Crane Holdings, Co. Cash provided by financing activities was $242.1 million in 2022, compared to cash used for financing activities of $250.8 million in 2021. The increase in cash provided by financing activities was primarily driven by $399.4 million in net borrowings from the 2022 364-Day Credit Agreement, compared to a $348.1 million repayment of the outstanding amount under the 2020 364-Day Credit Agreement in 2021. This was partially offset by $157.3 million of net transfers to parent in 2022 and $124.4 million of net transfers from parent in 2021.

Cash used for financing activities was $250.8 million in 2021, compared to cash provided by financing activities of $183.0 million in 2020. The increase in cash used for financing activities was driven by the $348.1 million repayment of the outstanding amount under the 2020 364-Day Credit Agreement in 2021, compared to proceeds of $343.9 million received from the same 2020 364-Day Credit Agreement in 2020, partially offset by transfers between the parent.

Financing Arrangements

Total net debt was $399.6 million and $0 million as of December 31, 2022 and 2021, respectively. Our indebtedness as of December 31, 2022 was as follows:

•	$399.6 million related to the 364-Day Credit Agreement due in 2023.

Crane Holdings, Co. expects to prepay in full and terminate the 364-Day Credit Agreement prior to the consummation of the spin off.

As of December 31, 2022, our total debt to total capitalization ratio was 25.9%, computed as follows:

(in millions)
Short-term borrowings	$399.6

Total debt	$399.6
Net investment and noncontrolling interest	1,141.7

Capitalization	$1,541.3

Total indebtedness to capitalization	25.9%

See Item 8 under Note 14, “Financing,” in the Notes to the Supplemental Combined Financial Statements for details regarding our financing arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our short-term and long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2022:

	Payment due by Period
(in millions)	Total	2023	2024 -2025	2026 -2027	2028 and after
Debt (a)	$400.0	$400.0	$—	$—	$—
Operating lease payments	70.5	13.3	20.4	13.3	23.5
Purchase obligations	240.2	223.3	13.6	3.0	0.3
Pension and postretirement benefits (b)	507.7	49.2	99.9	103.5	255.1
Other long-term liabilities reflected on Consolidated Balance Sheets (c)	—	—	—	—	—

Total	$1,218.4	$685.8	$133.9	$119.8	$278.9

(a)	Debt includes scheduled principal payments.
(b)

Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $0.3 million per year for which there is no trust and will be directly funded by us. Pension benefits are included through 2032.

(c)

As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term environmental liability $17.6 million and gross unrecognized tax benefits $20.6 million and related gross interest and penalties $3.7 million.

Capital Structure

The following table sets forth our capitalization:

(in millions, except %) December 31,	2022	2021
Short-term borrowings	399.6	—

Total debt	399.6	—
Less cash and cash equivalents	426.9	377.3

Net debt (a)	(27.3)	(377.3)
Net investment and noncontrolling interest	1,141.7	1,083.5

Net capitalization (a)	$1,114.4	$706.2
Net debt to net investment (a)	(2.4%)	(34.8%)
Net debt to net capitalization (a)	(2.4%)	(53.4%)

(a)

Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. Net debt is comprised of components disclosed above which are presented on our Consolidated Balance Sheets. Net capitalization, a non-GAAP measure, represents Net Debt plus Net investment and noncontrolling interest. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that certain non-GAAP financial measures, which include the presentation of net debt and net capitalization, provide useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating our performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared and presented in accordance with U.S. GAAP.

In 2022, net investment increased $58.0 million as a result of net income of $199.8 million, changes in pension and postretirement plan assets and benefit obligations, net of tax of $21.1 million and the impact of equity-based awards and related settlement activities of $14.9 million. These increases were partially offset by net transfers to parent of $153.5 million and currency translation adjustment of $24.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The supplemental audited combined financial statements of Crane Company are prepared in accordance with GAAP. Our significant accounting policies are more fully described in Note 1, “Nature of Operations and Significant Accounting Policies” in the notes to the supplemental audited combined financial statements of Crane Company. Certain accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. For a discussion of Critical Accounting Estimates applicable to the audited consolidated financial statements of Crane, which are substantially similar to those applicable to the supplemental audited combined financial statements of Crane Company, please see the section of this annual report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Crane—Application of Critical Accounting Estimates.” Additionally, the critical accounting estimate described below pertains directly to the supplemental audited combined financial statements of Crane Company.

Corporate Allocations

The Company has historically operated as part of Crane and not as a stand-alone company. Accordingly, certain shared costs including treasury, tax, accounting, human resources, audit, legal purchasing information technology and other such services have been allocated to the Company and are reflected as expenses in the accompanying financial statements. These expenses have been allocated based on several utilization measures including headcount, proportionate usage, and relative net sales. All such amounts have been deemed to have been incurred and settled by Crane Company in the period in which the costs were recorded.

Management considers the allocation methodologies used to be reasonable and appropriate reflections of the related expenses attributable to the Company for purposes of the carve-out financial statements; however, the expenses reflected in these financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company had operated as a separate stand-alone entity. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe that it is practicable to estimate what these expenses would have been had Crane Company operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Please refer to Note 2, “Related Parties” in the notes to supplemental audited combined financial statements of Crane Company for a description of the Company’s corporate allocations and related-party transactions.

The allocated functional service expenses and general corporate expenses for the years ended December 31, 2022, 2021, and 2020 were $90.4 million, $62.2 million, and 37.6 million, respectively, and are included in “Selling, general and administrative” in the supplemental combined statements of operations of Crane Company.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Item 8 under Note 1 to the Supplemental Combined Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Crane Holdings, Co.

Crane Holdings, Co.’s cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. Crane Holdings, Co. manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest-rate swap agreements and forward exchange contracts. Crane Holdings, Co. does not enter into derivatives or other financial instruments for trading or speculative purposes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total net debt outstanding was $1,243.0 million as of December 31, 2022, which was at fixed rates of interest ranging from 4.20% to 6.55% and variable rates of interest of;

(a) a base rate (determined in a customary manner), plus a margin of 0.25% or 0.50% that is determined based upon the ratings by S&P and Moody’s of Crane Holdings, Co.’s senior unsecured long-term debt (the “Index Debt Rating”) or

(b) an adjusted Term SOFR (determined in a customary manner) for an interest period to be selected by Crane Holdings, Co., plus a margin of 1.25% or 1.50% that is determined based upon the Index Debt Rating.

The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•

68% of Crane Holdings, Co.’s year-end portfolio is comprised of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant. As of December 31, 2022, a hypothetical 1% increase in prevailing interest rates would increase Crane Holdings, Co.’s variable rate interest expense by approximately $4.0 million.

•

Based on a sensitivity analysis as of December 31, 2022, a 10% change in the foreign currency exchange rates for the year ended December 31, 2022 would have impacted our net earnings by approximately $15.2 million, due primarily to the British pound, euro and Canadian dollar. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Crane Company

Our cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. We manage our exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest-rate swap agreements and forward exchange contracts. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Total net debt outstanding was $399.6 million as of December 31, 2022, which was at variable rates of interest of;

(a) a base rate (determined in a customary manner), plus a margin of 0.25% or 0.50% that is determined based upon the ratings by S&P and Moody’s of the Company’s senior unsecured long-term debt (the “Index Debt Rating”) or

(b) an adjusted Term SOFR (determined in a customary manner) for an interest period to be selected by the Company, plus a margin of 1.25% or 1.50% that is determined based upon the Index Debt Rating.

The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	As of December 31, 2022, a hypothetical 1% increase in prevailing interest rates would increase our variable rate interest expense by approximately $4.0 million.

INDEX TO FINANCIAL STATEMENTS

Crane Holdings, Co.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements of Crane Holdings, Co. and subsidiaries have been prepared by management in conformity with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company’s financial position and results of operations and cash flows. These statements by necessity include amounts that are based on management’s best estimates and judgments and give due consideration to materiality.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Crane Holdings, Co.’s internal control system was designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of Crane Holdings, Co.’s internal control over financial reporting as of December 31, 2022. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2022, Crane Holdings, Co.’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited Crane Holdings, Co.’s consolidated financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2022, and issued their related attestation report which is included herein.

/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard A. Maue
Richard A. Maue
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Section 302 certifications of Crane Holdings, Co.’s Chief Executive Officer and its Principal Financial Officer have been filed as Exhibit 31 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Crane Holdings, Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crane Holdings, Co. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Over-Time Basis — Refer to Note 1 to the financial statements

Audit Matter Description

The Company recognizes revenue as they fulfill their performance obligations and transfer control of products to their customers. The Company has certain revenue contracts with the U.S. government or indirectly to the U.S. government through subcontracts. The clauses of those contracts stipulate that any amounts included in work-in-progress are the property of the U.S. government as they own any work-in progress as the contracted product is being built. The Company uses the cost-to-cost method of determining their progress, measuring progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. In 2022, the Company recognized approximately $120 million in revenue over time related to contracts in progress as of December 31, 2022.

We identified revenue recognized over time as a critical audit matter because of the judgments necessary for management to determine the margin to be used to estimate revenue for the overtime revenue. This required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of margin at completion used to recognize revenue over time and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed related to the recognition of revenue recognized over-time included the following, among others:

•

We tested the effectiveness of controls related to the revenue recognized over-time, including management’s controls over costs incurred to date and estimates of margin at completion, as well as the accurate classification of contracts in the system during the order entry process.

•	We selected a sample of contracts with customers that were recognized over time and we performed the following:

•

Evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

•	Evaluated the appropriateness and consistency of the methods of calculation and assumptions used by management to develop the margin at completion applied to determine the revenue recognized.

•	We tested the mathematical accuracy of management’s calculation of revenue recognized.

•	We observed the Company’s physical inventory counts to test the existence of inventory related to contracts with the U.S. government.

•

We evaluated management’s ability to estimate future costs and margins at completion accurately by comparing actual costs and margins at completion for similar contracts that were previously completed to management’s historical estimates for such contracts.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

March 1, 2023

We have served as the Company’s auditor since 1979.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2022	2021	2020
Net sales	$3,374.9	$3,408.0	$2,936.9
Operating costs and expenses:
Cost of sales	2,035.1	2,120.3	1,930.7
Selling, general and administrative	797.5	775.4	698.1
Loss on divestiture of asbestos-related assets and liabilities	162.4	—	—
Restructuring charges (gains), net	10.4	(16.9)	32.3
Acquisition-related and integration charges	—	—	12.9

Operating profit	369.5	529.2	262.9

Other income (expense):
Interest income	3.4	1.4	2.0
Interest expense	(52.2)	(46.9)	(55.3)
Gain on sale of business	232.5	—	—
Miscellaneous income, net	9.8	19.1	14.9

Total other income (expense)	193.5	(26.4)	(38.4)

Income before income taxes	563.0	502.8	224.5
Provision for income taxes	161.9	67.4	43.4

Net income before allocation to noncontrolling interests	401.1	435.4	181.1
Less: Noncontrolling interest in subsidiaries’ earnings	—	—	0.1

Net income attributable to common shareholders	$401.1	$435.4	$181.0

Earnings per share:
Basic	$7.11	$7.46	$3.10
Diluted	$7.01	$7.36	$3.08

Average shares outstanding:
Basic	56.4	58.4	58.3
Diluted	57.2	59.2	58.8

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in millions)	2022	2021	2020
Net income before allocation to noncontrolling interests	$401.1	$435.4	$181.1
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(93.3)	(69.2)	70.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	30.0	96.0	(53.6)

Other comprehensive (loss) income, net of tax	(63.3)	26.8	16.8

Comprehensive income before allocation to noncontrolling interests	337.8	462.2	197.9
Less: Noncontrolling interests in comprehensive (loss) income	(0.2)	0.6	(0.5)

Comprehensive income attributable to common shareholders	$338.0	$461.6	$198.4

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	Balance as of December 31,
(in millions, except shares and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$657.6	$478.6
Current insurance receivable - asbestos	—	13.7
Accounts receivable, net	474.7	483.0
Inventories, net	439.8	449.1
Other current assets	179.8	118.7

Total current assets	1,751.9	1,543.1
Property, plant and equipment, net	509.9	555.6
Insurance receivable - asbestos	—	60.0
Long-term deferred tax assets	8.3	17.7
Intangible assets, net	416.6	467.1
Goodwill	1,527.5	1,583.8
Other assets	176.0	259.3

Total assets	$4,390.2	$4,486.6

Liabilities and equity
Current liabilities:
Short-term borrowings	$699.3	$—
Accounts payable	286.6	273.7
Current asbestos liability	—	62.3
Accrued liabilities	464.2	442.7
U.S. and foreign taxes on income	38.1	10.6

Total current liabilities	1,488.2	789.3
Long-term debt	543.7	842.4
Accrued pension and postretirement benefits	153.2	231.9
Long-term deferred tax liability	162.4	76.9
Long-term asbestos liability	—	549.8
Other liabilities	138.7	161.2
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value 0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,389 shares issued; 56,325,382 and 57,835,865 shares outstanding in 2022 and 2021, respectively	72.4	72.4
Capital surplus	373.8	363.9
Retained earnings	2,822.8	2,527.3
Accumulated other comprehensive loss	(503.3)	(440.2)
Treasury stock; 16,101,007 and 14,590,274 treasury shares in 2022 and 2021, respectively	(864.3)	(691.1)

Total shareholders’ equity	1,901.4	1,832.3
Noncontrolling interest	2.6	2.8

Total equity	1,904.0	1,835.1

Total liabilities and equity	$4,390.2	$4,486.6

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2022	2021	2020
Operating activities:
Net income before allocations to noncontrolling interests	$401.1	$435.4	$181.1
Non-cash loss on divestiture of asbestos-related assets and liabilities	148.9	—	—
Gain on sale of business	(232.5)	—	—
Gain on sale of property	(2.8)	(18.5)	—
Depreciation and amortization	118.9	121.1	127.5
Stock-based compensation expense	24.2	24.9	22.3
Defined benefit plans and postretirement credit	(1.3)	(8.0)	(7.1)
Deferred income taxes	(17.6)	(9.6)	18.1
Cash (used for) provided by operating working capital	(2.2)	38.0	39.1
Defined benefit plans and postretirement contributions	(21.8)	(29.4)	(28.4)
Environmental payments, net of reimbursements	(5.8)	(5.8)	(4.2)
Asbestos related payments, net of insurance recoveries	(29.3)	(44.9)	(31.1)
Divestiture of asbestos-related assets and liabilities	(550.0)	—	—
Other	18.6	(4.7)	(7.8)

Total (used for) provided by operating activities	$(151.6)	$498.5	$309.5

Investing activities:
Proceeds from disposition of capital assets	$4.3	$23.6	$4.5
Capital expenditures	(58.4)	(53.9)	(34.1)
Proceeds from sale of business	318.1	—	—
Purchase of marketable securities	—	(10.0)	(90.0)
Proceeds from sale of marketable securities	—	40.0	60.0
Payment for acquisition - net of cash acquired	—	—	(169.5)

Total provided by (used for) investing activities	$264.0	$(0.3)	$(229.1)

Financing activities:
Dividends paid	$(105.9)	$(100.6)	$(100.4)
Reacquisition of shares on open market	(203.7)	(96.3)	(70.0)
Stock options exercised, net of shares reacquired	16.2	14.2	5.1
Debt issuance costs	—	—	(1.3)
Proceeds from issuance of commercial paper with maturities greater than 90 days	—	—	251.3
Repayments of commercial paper with maturities greater than 90 days	—	(27.1)	(296.7)
Net repayments from issuance of commercial paper with maturities of 90 days or less	—	—	(76.8)
Proceeds from revolving credit facility	—	—	77.2
Repayments of revolving credit facility	—	—	(77.2)
Proceeds from term loan	399.4	—	343.9
Repayment of term loan	—	(348.1)	—

Total provided by (used for) financing activities	$106.0	$(557.9)	$55.1

	For the year ended December 31,
(in millions)	2022	2021	2020
Effect of exchange rates on cash and cash equivalents	$(39.4)	$(12.7)	$21.6

Increase (decrease) in cash and cash equivalents	179.0	(72.4)	157.1
Cash and cash equivalents at beginning of period	478.6	551.0	393.9

Cash and cash equivalents at end of period	$657.6	$478.6	$551.0

Detail of cash (used for) provided by operating working capital
Accounts receivable	$(46.8)	$(58.8)	$138.5
Inventories	(54.7)	(18.2)	35.4
Other current assets	(8.0)	(18.4)	(5.8)
Accounts payable	53.3	59.3	(102.6)
Accrued liabilities	28.8	53.8	4.8
U.S. and foreign taxes on income	25.2	20.3	(31.2)

Total	$(2.2)	$38.0	$39.1

Supplemental disclosure of cash flow information:
Interest paid	$47.6	$44.4	$53.8
Income taxes paid	$147.2	$56.3	$46.5

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2019	$72.4	$315.6	$2,112.2	$(483.7)	$(542.8)	1,473.7	$2.6	1,476.3

Net income	—	—	181.0	—	—	181.0	0.1	181.1
Cash dividends ($1.72 per share)	—	—	(100.4)	—	—	(100.4)	—	(100.4)
Reacquisition on open market of 1,221,233 shares	—	—	—	—	(70.0)	(70.0)	—	(70.0)
Exercise of stock options, net of shares reacquired of 183,320	—	—	—	—	8.9	8.9	—	8.9
Stock-based compensation	—	22.3	—	—	—	22.3	—	22.3
Impact from settlement of share-based awards, net of shares acquired	—	(7.2)	—	—	3.3	(3.9)	—	(3.9)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(53.6)	—	(53.6)	—	(53.6)
Currency translation adjustment	—	—	—	70.9	—	70.9	(0.5)	70.4

BALANCE DECEMBER 31, 2020	72.4	330.7	2,192.8	(466.4)	(600.6)	1,528.9	2.2	1,531.1

Net income	—	—	435.4	—	—	435.4	—	435.4
Cash dividends ($1.72 per share)	—	—	(100.9)	—	—	(100.9)	—	(100.9)
Reacquisition on open market of 943,048 shares	—	—	—	—	(96.3)	(96.3)	—	(96.3)
Exercise of stock options, net of shares reacquired of 553,655	—	—	—	—	16.5	16.5	—	16.5
Stock-based compensation	—	24.9	—	—	—	24.9	—	24.9
Impact from settlement of share-based awards, net of shares acquired	—	8.3	—	—	(10.7)	(2.4)	—	(2.4)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	96.0	—	96.0	—	96.0
Currency translation adjustment	—	—	—	(69.8)	—	(69.8)	0.6	(69.2)

BALANCE DECEMBER 31, 2021	72.4	363.9	2,527.3	(440.2)	(691.1)	1,832.3	2.8	1,835.1

Net income	—	—	401.1	—	—	401.1	—	401.1
Cash dividends ($1.88 per share)	—	—	(105.6)	—	—	(105.6)	—	(105.6)
Reacquisition on open market of 1,959,069 shares	—	—	—	—	(203.7)	(203.7)	—	(203.7)
Exercise of stock options, net of shares reacquired of 324,465 shares	—	—	—	—	21.9	21.9	—	21.9
Stock-based compensation	—	24.2	—	—	—	24.2	—	24.2
Impact from settlement of share-based awards, net of shares acquired	—	(14.3)	—	—	8.6	(5.7)	—	(5.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	30.0	—	30.0	—	30.0
Currency translation adjustment	—	—	—	(93.1)	—	(93.1)	(0.2)	(93.3)

BALANCE DECEMBER 31, 2022	$72.4	$373.8	$2,822.8	$(503.3)	$(864.3)	$1,901.4	$2.6	$1,904.0

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Significant Accounting Policies

Nature of Operations

We are a diversified manufacturer of highly engineered industrial products currently comprised of four reporting segments: Process Flow Technologies, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials. Our primary end markets include commercial and military aerospace, defense and space, chemical production, pharmaceutical production, water and wastewater, non-residential and municipal construction, energy, banknote design and production, payment automation solutions, along with a wide range of general industrial and certain consumer related end markets. See Note 3, “Segment Information” for the relative size of these segments in relation to the total company (both net sales and total assets).

Holding Company Reorganization

On May 16, 2022, Crane Co., a Delaware corporation (“Crane Co.”), completed its previously announced reorganization merger pursuant to the Agreement and Plan of Merger, dated as of February 28, 2022 (the “Reorganization Agreement”), by and among Crane Co., Crane Holdings, Co., a Delaware corporation (“Crane Holdings”), and Crane Transaction Company, LLC, a Delaware limited liability company and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Crane Holdings (“Merger Sub”). The Reorganization Agreement provided for the merger of Crane Co. and Merger Sub, with Crane Co. surviving the merger as a wholly-owned subsidiary of Crane Holdings (the “Reorganization Merger”).

Following the Reorganization Merger, on May 16, 2022, Crane Co. converted from a Delaware corporation into a Delaware limited liability company named “Crane LLC” (such conversion, together with the Reorganization Merger, the “Reorganization”). Following the Reorganization, substantially all of the assets of Crane LLC were distributed, assigned, transferred, conveyed and delivered to, and certain non-asbestos related liabilities of Crane LLC were assumed by, Crane Holdings. On May 17, 2022, Crane LLC converted from a Delaware limited liability company to a Delaware corporation named “Crane Co.” Subsequently, on May 26, 2022, Crane Co. filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware, which became effective upon filing, pursuant to which the Crane Co. officially changed its name from “Crane Co.” to “Redco Corporation”. The “Crane Co.” name has been reserved for future use by Crane Holdings.

Divestiture of asbestos-related assets and liabilities

On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (“Redco”), then a wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party and long-term liability management company specializing in the acquisition and management of legacy corporate liabilities whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-term borrowings and cash on hand. As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets have been removed from Crane Holdings, Co.’s consolidated balance sheets effective August 12, 2022. A loss on the divestiture of asbestos-related assets and liabilities of $162.4 million was recognized in the consolidated statements of operations for the year ended December 31, 2022.

Sale of Crane Supply

On April 8, 2022, the Company entered into an agreement to sell the Crane Supply business for CAD 380 million on a cash-free and debt-free basis. Subsequent to net working capital and other closing adjustments, the sale closed on May 31, 2022 for CAD 402 million. In August 2022, the Company received CAD 5 million related to a final working capital adjustment. The Company recognized a total gain on sale of $232.5 million.

Pending Separation

On March 30, 2022, the Company announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”). The Separation is expected to occur through a tax-free distribution and is expected to be completed in April, 2023, subject to the satisfaction of customary conditions and final approval by Crane Holdings, Co.’s Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Termination of Agreement to Sell Engineered Materials

On May 16, 2021, we entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. (“Verzatec”) for $360 million on a cash-free and debt-free basis. In the second quarter of 2021, the assets and liabilities of the segment were classified as held for sale. On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to the Company in termination fees, which is presented within Miscellaneous income on the Consolidated Statements of Operations. As such, as of June 30, 2022 the Engineered Materials segment is no longer classified as assets held for sale and is presented herein as continuing operations for all periods presented.

Significant Accounting Policies

Accounting Principles. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Crane Holdings, Co. and our subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. As used in these notes, the terms “we,” “us,” “our,” “Crane” and the “Company” mean Crane Holdings, Co. and our subsidiaries unless the context specifically states or implies otherwise.

Basis of presentation. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures.

Use of Estimates. Our accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimated. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as asset valuations, allowance for doubtful accounts, depreciation and amortization, impairment assessments, reserve for excess and obsolete inventory, reserve for warranty provision, restructuring provisions, employee benefits, taxes, environmental liability and contingencies.

Currency Translation. Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated at the rate of exchange in effect on the balance sheet date; results of operations are translated at the monthly average rates of exchange prevailing during the year. The related translation adjustments are included in accumulated other comprehensive income (loss) in a separate component of equity.

Revenue Recognition. In accordance with Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers,” we recognize revenue when control of the promised goods or services in a contract transfers to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when both parties have approved and committed to the terms, each party’s rights and payment obligations under the contract are identifiable, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration. When shipping and handling activities are performed after the customer obtains control of product, we elect to account for shipping and handling as activities to fulfill the promise to transfer the product. In determining the transaction price of a contract, we exercise judgment to determine the total transaction price when it includes estimates of variable consideration, such as rebates and milestone payments. We generally estimate variable consideration using the expected value method and consider all available information (historical, current, and forecasted) in estimating these amounts. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We elect to exclude from the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We primarily generate revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated on a monthly basis. In 2022, the Company recognized approximately $120 million in revenue over time related to contracts in progress as of December 31, 2022.

When there are multiple performance obligations in a single contract, the total transaction price is allocated to each performance obligation based on their relative standalone selling prices. We maximize the use of observable data inputs and consider all information (including market conditions, segment-specific factors, and information about the customer or class of customer) that is reasonably available. The standalone selling price for our products and services is generally determined using an observable list price, which differs by class of customer.

Revenue recognized from performance obligations satisfied in previous periods (for example, due to changes in the transaction price or estimates), was not material in any period.

Payment for products is due within a limited time period after shipment or delivery, and we generally do not offer extended payment terms. Payment is typically due within 30-90 calendar days of the respective invoice dates. Customers generally do not make large upfront payments. Any advanced payments received do not provide us with a significant benefit of financing, as the payments are meant to secure materials used to fulfill the contract, as opposed to providing us with a significant financing benefit.

When an unconditional right to consideration exists, we record these amounts as receivables. When amounts are dependent on factors other than the passage of time in order for payment from a customer to become due, we record a contract asset. Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer.

We pay sales commissions related to certain contracts, which qualify as incremental costs of obtaining a contract. However, the sales commissions generally relate to contracts for products or services satisfied at a point in time or over a period of time less than one year. As a result, we apply the practical expedient that allows an entity to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 4, “Revenue” for further details.

Cost of Goods Sold. Cost of goods sold includes the costs of inventory sold and the related purchase and distribution costs. In addition to material, labor and direct overhead and inventoried cost, cost of goods sold include allocations of other expenses that are part of the production process, such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, amortization of production related intangible assets and depreciation expense. We also include costs directly associated with products sold, such as warranty provisions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses are recognized as incurred. Such expenses include the costs of promoting and selling products and include such items as compensation, advertising, sales commissions and travel. Also included are costs related to compensation for other operating activities such as executive office administrative and engineering functions, as well as general operating expenses such as office supplies, non-income taxes, insurance and office equipment rentals.

Income Taxes. We account for income taxes in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”) which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.

Based on consideration of all available evidence regarding their utilization, we record net deferred tax assets to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, we establish a valuation allowance for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. The evidence we consider in reaching such conclusions includes, but is not limited to, (1) future reversals of existing taxable temporary differences, (2) future taxable income exclusive of reversing taxable temporary differences, (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, (4) cumulative losses in recent years, (5) a history of tax losses or credit carryforwards expiring unused, (6) a carryback or carryforward period that is so brief it limits realization of tax benefits, and (7) a strong earnings history exclusive of the loss that created the carryforward and support showing that the loss is an aberration rather than a continuing condition.

We account for unrecognized tax benefits in accordance with ASC 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line of our Consolidated Statement of Operations, while accrued interest and penalties are included within the related tax liability line of our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share. Our basic earnings per share calculations are based on the weighted average number of common shares outstanding during the year. Potentially dilutive securities include outstanding stock options, restricted share units, deferred stock units and performance-based restricted share units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the year.

(in millions, except per share data) For the year ended December 31,	2022	2021	2020
Net income attributable to common shareholders	$401.1	$435.4	$181.0

Average basic shares outstanding	56.4	58.4	58.3
Effect of dilutive share-based awards	0.8	0.8	0.5

Average diluted shares outstanding	57.2	59.2	58.8

Basic earnings per share	$7.11	$7.46	$3.10
Diluted earnings per share	$7.01	$7.36	$3.08

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During 2022, 2021 and 2020, the number of stock options excluded from the computation was 0.4 million, 1.2 million and 2.1 million, respectively.

Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable, Net. Accounts receivable are carried at net realizable value. The allowance for doubtful accounts was $14.1 million and $10.4 million as of December 31, 2022 and 2021, respectively. The allowance for doubtful accounts activity was not material to our financial results for the years ended December 31, 2022 and 2021. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of our customer base and their dispersion across different businesses. We periodically evaluate the financial strength of our customers and believe that our credit risk exposure is limited.

Inventories, net. Inventories consist of the following:

(in millions) December 31,	2022	2021
Finished goods	$83.3	$147.3
Finished parts and subassemblies	70.7	59.5
Work in process	39.9	37.0
Raw materials	245.9	205.3

Total inventories, net	$439.8	$449.1

Inventories, net include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value. Domestic inventories are stated at either the lower of cost or net realizable value using the last-in, first-out (“LIFO”) method or the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have increased cost of sales by $8.4 million, $3.6 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020 respectively. The portion of inventories costed using the LIFO method was 37.2% and 30.1% of consolidated inventories as of December 31, 2022, and 2021, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $38.8 million and $30.4 million as of December 31, 2022 and 2021, respectively. The reserve for excess and obsolete inventory was $99.3 million and $98.6 million as of December 31, 2022, and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Judgments which impact these assessments relate to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the recoverable amount of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods.

Property, Plant and Equipment, net. Property, plant and equipment, net consists of the following:

(in millions) December 31,	2022	2021
Land	$76.4	$80.8
Buildings and improvements	284.5	281.5
Machinery and equipment	889.9	926.2

Gross property, plant and equipment	1,250.8	1,288.5
Less: accumulated depreciation	740.9	732.9

Property, plant and equipment, net	$509.9	$555.6

Property, plant and equipment is stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and three to 10 years for machinery and equipment. Depreciation expense was $76.1 million, $75.1 million and $77.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Goodwill and Other Intangible Assets. Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no other events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2022, we had six reporting units.

When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 11.5% (a weighted average of 10.8%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. No impairment charges have been required during 2022, 2021 or 2020.

Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Payment & Merchandising Technologies	Engineered Materials	Total
Balance as of December 31, 2020	$202.5	$360.0	$875.2	$171.3	$1,609.0
Adjustments to purchase price allocations	—	(0.1)	—	—	$(0.1)
Currency translation	—	(10.5)	(14.6)	—	$(25.1)

Balance as of December 31, 2021	$202.5	$349.4	$860.6	$171.3	$1,583.8
Disposal on sale of business	—	(22.3)	—	—	$(22.3)
Currency translation	(0.2)	(9.8)	(24.0)	—	$(34.0)

Balance as of December 31, 2022	$202.3	$317.3	$836.6	$171.3	$1,527.5

For the year ended December 31, 2022, adjustments within the Process Flow Technologies segment of $22.3 million relate to the disposition of the Crane Supply business.

For the year ended December 31, 2021, adjustments within the Process Flow Technologies segment of $0.1 million represent the finalization of the purchase price allocation for the acquisition of CIRCOR International, Inc.’s Instrumentation & Sampling Business (“I&S”).

Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to annual testing for impairment of indefinite-lived intangible assets, we review all of our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the definite-lived intangible asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases or reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the definite-lived intangible asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that we make which impact these assessments relate to the expected useful lives of definite-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the recoverable amount of definite-lived intangible assets, there is risk that the carrying value of our definite-lived intangible assets may require adjustment in future periods. Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level.

As of December 31, 2022, we had $416.6 million of net intangible assets, of which $67.3 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2021, we had $467.1 million of net intangible assets, of which $70.6 million were intangibles with indefinite useful lives, consisting of trade names.

Changes to intangible assets are as follows:

(in millions) December 31,	2022	2021	2020
Balance at beginning of period, net of accumulated amortization	$467.1	$520.3	$505.1
Additions	—	—	52.5
Amortization expense	(41.7)	(44.5)	(48.4)
Currency translation and other	(8.8)	(8.7)	11.1

Balance at end of period, net of accumulated amortization	$416.6	$467.1	$520.3

For the year ended December 31, 2020, additions to intangible assets represent the preliminary purchase price allocation related to the January 2020 acquisition of I&S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of intangible assets follows:

(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2022			December 31, 2021
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.1	$132.1	$59.1	$73.0	$136.8	$59.2	$77.6
Customer relationships and backlog	18.4	635.5	329.8	305.7	651.7	308.8	342.9
Drawings	40.0	11.1	10.7	0.4	11.1	10.6	0.5
Other	11.7	141.3	103.8	37.5	142.1	96.0	46.1

Total	17.9	$920.0	$503.4	$416.6	$941.7	$474.6	$467.1

Future amortization expense associated with intangibles is expected to be:

Year	(in millions)
2023	$41.8
2024	$41.0
2025	$35.7
2026	$35.5
2027	$33.9
2028 and after	$161.4

Accumulated Other Comprehensive Loss

The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2019	$(344.3)	$(139.4)	(483.7)
Other comprehensive (loss) income before reclassifications	(67.4)	70.9	3.5
Amounts reclassified from accumulated other comprehensive loss	13.8	—	13.8

Net period other comprehensive (loss) income	(53.6)	70.9	17.3

Balance as of December 31, 2020	(397.9)	(68.5)	(466.4)
Other comprehensive (loss) income before reclassifications	78.0	(69.8)	8.2
Amounts reclassified from accumulated other comprehensive loss	18.0	—	18.0

Net period other comprehensive (loss) income	96.0	(69.8)	26.2

Balance as of December 31, 2021	(301.9)	(138.3)	(440.2)
Other comprehensive income (loss) before reclassifications	19.5	(93.1)	(73.6)
Amounts reclassified from accumulated other comprehensive loss	10.5	—	10.5

Net period other comprehensive income (loss)	30.0	(93.1)	(63.1)

Balance as of December 31, 2022	$(271.9)	$(231.4)	$(503.3)

(a)	Net of tax benefit of $106.6 million , $117.9 million and $148.2 million for 2022, 2021, and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on the Consolidated Statements of Operations.

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Loss
December 31,	2022	2021	2020
Amortization of pension items:
Prior service costs	$(0.1)	$(0.1)	$(0.3)
Net loss	15.2	23.4	19.1
Amortization of postretirement items:
Prior service costs	(1.1)	(1.1)	(1.1)

Total before tax	$14.0	$22.2	$17.7
Tax impact	3.5	4.2	3.9

Total reclassifications for the period	$10.5	$18.0	$13.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company considered the applicability and impact of all Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on the Company’s Consolidated Statement of Operations, Balance Sheets and Cash Flows.

Note 2 – Acquisitions

Acquisitions are accounted for in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Accordingly, we make an initial allocation of the purchase price at the date of acquisition based upon our understanding of the fair value of the acquired assets and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals, we are able to refine estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment to the purchase price allocation. We will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

In order to allocate the consideration transferred for our acquisitions, the fair values of all identifiable assets and liabilities must be established. For accounting and financial reporting purposes, fair value is defined under ASC Topic 820, “Fair Value Measurement and Disclosure” as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.

Instrumentation & Sampling Business Acquisition

On January 31, 2020, we completed the acquisition of I&S for $172.3 million on a cash-free and debt-free basis, subject to a later adjustment reflecting I&S’ net working capital, cash, the assumption of certain debt-like items, and I&S’ transaction expenses. We funded the acquisition through short-term borrowings consisting of $100 million of commercial paper and $67 million from our revolving credit facility, and cash on hand. In August 2020, we received $3.1 million related to the final working capital adjustment which resulted in net cash paid of $169.2 million.

I&S designs, engineers and manufactures a broad range of critical fluid control instrumentation and sampling solutions used in severe service environments which complements our existing portfolio of chemical, refining, petrochemical and upstream oil and gas applications. I&S has been integrated into the Process Flow Technologies segment. The amount allocated to goodwill reflects the expected sales synergies, manufacturing efficiency and procurement savings. Goodwill from this acquisition is not deductible for tax purposes.

Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of I&S. The fair value of certain assets and liabilities has been completed as required by ASC 805.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets acquired (in millions)
Total current assets	$21.0
Property, plant and equipment	11.0
Other assets	6.0
Intangible assets	52.5
Goodwill	106.0

Total assets acquired	$196.5

Total current liabilities	$8.1
Other liabilities	19.2

Total assumed liabilities	$27.3

Net assets acquired	$169.2

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life
Trademarks/trade names	$2.6	13
Customer relationships	49.0	14
Backlog	0.9	1

Total acquired intangible assets	$52.5

The fair values of the trademark and trade name intangible assets were determined by using an income approach, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of I&S’ earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to our ownership. The trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 13 years.

The fair values of the customer relationships and backlog intangible assets were determined by using an income approach which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship asset is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 14 years.

Supplemental Pro Forma Data

I&S’ results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on January 31, 2020. Consolidated pro forma revenue and net income attributable to common shareholders has not been presented since the impact is not material to our financial results for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition-Related Costs

Acquisition-related costs are being expensed as incurred. For the year ended December 31, 2020, we recorded $12.9 million of integration and transaction costs. Acquisition-related costs are recorded within “Acquisition-related and integration charges” in our Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Segment Information

In accordance with ASC Topic 280, “Segment Reporting,” for purposes of segment performance measurement, we do not allocate to the business segments items that are of a non-operating nature, including charges which occur from time to time related to our asbestos liability and our legacy environmental liabilities, as such items are not related to current business activities; or corporate organizational and functional expenses of a governance nature. “Corporate expenses-before asbestos and environmental charges” consist of corporate office expenses including, compensation, benefits, occupancy, depreciation, and other administrative costs. Assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We account for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. We currently have four reporting segments: Process Flow Technologies, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials.

A brief description of each of our current segments is as follows:

Aerospace & Electronics

The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace, and the military aerospace, defense and space markets. Its brands have decades of proven experience, and in many cases invented the critical technologies in their respective markets. The business designs and delivers proven systems, reliable components, and flexible power solutions that excel in tough and mission-critical environments. Products and services are organized into six integrated solutions: Sensing Components & Systems, Electrical Power Solutions, Fluid Management Solutions, Landing & Control Systems, and Microwave Solutions.

Process Flow Technologies

The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Commercial Valves, and Pumps and Systems. Process Valves and Related Products include on/off valves and related products for critical and demanding applications in the chemical, oil & gas, power, and general industrial end markets globally. Commercial Valves includes the manufacturing and distribution of valves and related products for the non-residential construction, general industrial, and to a lesser extent, municipal markets. Pumps and Systems include pumps and related products primarily for water and wastewater applications in the industrial, municipal, commercial and military markets.

Payment & Merchandising Technologies

The Payment & Merchandising Technologies segment consists of Crane Payment Innovations (“CPI”) and Crane Currency. CPI provides electronic equipment and associated software leveraging extensive and proprietary core capabilities with various detection and sensing technologies for applications including verification and authentication of payment transactions. CPI also provides advanced automation solutions, and processing systems, field service solutions, and remote diagnostics and productivity software solutions. Crane Currency provides advance security solutions based on proprietary micro-optic technology for the global banknote industry.

Engineered Materials

The Engineered Materials segment manufactures fiberglass-reinforced plastic (“FRP”) panels and coils, primarily for use in the manufacturing of recreational vehicles (“RVs”), truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by reportable segment is set forth below:

(in millions) December 31,	2022	2021	2020
Net Sales:
Aerospace & Electronics	$667.3	$638.3	$650.7
Process Flow Technologies	1,109.4	1,196.6	1,005.8
Payment & Merchandising Technologies	1,339.9	1,345.1	1,104.8
Engineered Materials	258.3	228.0	175.6

TOTAL NET SALES	$3,374.9	$3,408.0	$2,936.9

Operating profit:
Aerospace & Electronics	$120.3	$110.0	$100.7
Process Flow Technologies	168.2	182.5	97.7
Payment & Merchandising Technologies	333.1	307.5	100.6
Engineered Materials	32.6	26.9	22.7
Corporate	(284.7)	(97.7)	(58.8)

TOTAL OPERATING PROFIT (a)	$369.5	$529.2	$262.9

Capital expenditures:
Aerospace & Electronics	$9.3	$14.1	$9.8
Process Flow Technologies	23.9	18.8	13.7
Payment & Merchandising Technologies	21.3	18.6	9.3
Engineered Materials	3.8	2.2	1.2
Corporate	0.1	0.2	0.1

TOTAL CAPITAL EXPENDITURES	$58.4	$53.9	$34.1

Depreciation and amortization:
Aerospace & Electronics	$14.1	$14.7	$14.2
Process Flow Technologies	19.5	22.0	21.6
Payment & Merchandising Technologies	78.2	81.3	85.9
Engineered Materials	5.8	1.6	3.7
Corporate	1.3	1.5	2.1

TOTAL DEPRECIATION AND AMORTIZATION	$118.9	$121.1	$127.5

(a)

For the year ended December 31, 2022, operating profit includes a loss on divestiture of asbestos-related assets and liabilities of $162.4 million and net restructuring charges of $10.4 million. For the year ended December 31, 2021, operating profit included a restructuring gain of $16.9 million. For the year ended December 31, 2020, operating profit included acquisition-related and integration charges of $12.9 million and net restructuring charges of $32.3 million. See Note 15, “Restructuring Charges” for discussion of the restructuring charges.

Net sales by geographic region:

(in millions) December 31,	2022	2021	2020
Net sales (a)
United States	$1,990.4	$1,858.1	$1,862.7
Canada	183.3	293.6	162.9
United Kingdom	131.9	140.9	270.9
Continental Europe	475.8	411.2	480.1
Other international	593.5	704.2	160.3

TOTAL NET SALES	$3,374.9	$3,408.0	$2,936.9

(a)	Net sales by geographic region are based on the destination of the sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance sheet items by reportable segment is set forth below:

(in millions) December 31,	2022	2021
Goodwill:
Aerospace & Electronics	$202.3	$202.5
Process Flow Technologies	317.3	349.4
Payment & Merchandising Technologies	836.6	860.6
Engineered Materials	171.3	171.3

TOTAL GOODWILL	$1,527.5	$1,583.8

Assets:
Aerospace & Electronics	$663.3	$604.7
Process Flow Technologies	1,064.7	1,240.4
Payment & Merchandising Technologies	2,125.9	2,096.5
Engineered Materials	218.6	220.5
Corporate	317.7	324.5

TOTAL ASSETS	$4,390.2	$4,486.6

Long-lived assets by geographic region:

(in millions) December 31,	2022	2021
Long-lived assets (a)
United States	$310.3	$324.4
Canada	0.8	18.2
Europe	213.4	231.3
Other international	66.3	62.8
Corporate	11.6	15.6

TOTAL LONG-LIVED ASSETS	$602.4	$652.3

(a)	Long-lived assets, net by geographic region are based on the location of the business unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Revenue

Disaggregation of Revenues

The following table presents net sales disaggregated by product line for each segment:

(in millions) December 31,	2022	2021	2020
Aerospace & Electronics
Commercial Original Equipment	$250.5	$229.4	$226.4
Military Original Equipment	231.2	239.7	258.7
Commercial Aftermarket Products	129.3	104.5	93.0
Military Aftermarket Products	56.3	64.7	72.6

Total Aerospace & Electronics	$667.3	$638.3	$650.7

Process Flow Technologies
Process Valves and Related Products	$749.8	$717.1	$631.6
Commercial Valves	232.2	374.2	286.3
Pumps and Systems	127.4	105.3	87.9

Total Process Flow Technologies	$1,109.4	$1,196.6	$1,005.8

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$874.3	$805.7	$670.8
Banknotes and Security Products	465.6	539.4	434.0

Total Payment & Merchandising Technologies	$1,339.9	$1,345.1	$1,104.8

Engineered Materials
FRP- Recreational Vehicles	$111.9	$102.5	$68.9
FRP- Building Products	112.5	94.9	83.1
FRP- Transportation	33.9	30.6	23.6

Total Engineered Materials	$258.3	$228.0	$175.6

Total Net Sales	$3,374.9	$3,408.0	$2,936.9

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of December 31, 2022, backlog was $1,563.7 million. We expect to recognize approximately 90% of our remaining performance obligations as revenue in 2023, an additional 7% by 2024 and the balance thereafter.

Contract Assets and Contract Liabilities

Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. We report contract assets, which are included within “Other current assets” in our Consolidated Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” on our Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions) December 31,	2022	2021
Contract assets	$88.6	$73.0
Contract liabilities	$142.9	$101.1

During 2022 we recognized revenue of $87.1 million related to contract liabilities as of December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Research and Development

Research and development costs are expensed when incurred and are included in “Selling, general and administrative” in our Consolidated Statements of Operations.

(in millions) December 31,	2022	2021	2020
Research and Development Costs	$83.1	$82.7	$74.6

Note 6 – Pension and Postretirement Benefits

Pension Plan

In the United States, we sponsor a defined benefit pension plan that covers approximately 12% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 12% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.

In December 2022, we settled the pension plan for the salaried non-bargaining employees of Crane Canada Co. and recognized a loss of $7.0 million, net of tax. Excess plan assets have been reclassified to current receivables and will be recognized upon final approval from regulatory authorities which is expected in 2023. We estimate that the Company will receive a distribution of approximately $43 million after distributions to plan participants.

Postretirement Plans

Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements. We also have postretirement medical and Medicare supplement that cover substantially all former full-time U.S. employees of Crane Currency.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the projected benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$1,152.1	$1,259.8	$28.1	$30.0
Service cost	5.5	6.0	0.2	0.3
Interest cost	22.4	18.4	0.7	0.6
Plan participants’ contributions	0.4	0.4	—	—
Amendments	0.7	(0.7)	—	—
Actuarial (gain) loss	(291.2)	(64.8)	(7.3)	(0.2)
Settlements	(9.9)	(6.1)	—	—
Curtailments	(1.0)	0.5	—	—
Benefits paid	(48.8)	(49.5)	(2.1)	(2.6)
Foreign currency exchange and other	(40.1)	(10.9)	—	—
Administrative expenses paid	(0.2)	(1.0)	—	—

Benefit obligation at end of year	$789.9	$1,152.1	$19.6	$28.1

Change in plan assets:
Fair value of plan assets at beginning of year	$1,081.4	$1,024.1	$—	$—
Actual return on plan assets	(227.9)	96.2	—	—
Employer contributions	19.7	26.7	2.1	2.6
Plan participants’ contributions	0.4	0.4	—	—
Settlements	(64.9)	(6.1)	—	—
Benefits paid	(48.8)	(49.5)	(2.1)	(2.6)
Foreign currency exchange and other	(45.2)	(8.8)	—	—
Administrative expenses paid	(0.9)	(1.6)	—	—

Fair value of plan assets at end of year	$713.8	$1,081.4	$—	$—

Funded status	$(76.1)	$(70.7)	$(19.6)	$(28.1)

In the U.S., 2022 actuarial gains in the projected benefit obligation were primarily the result of an increase in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the Non-U.S. countries, 2022 actuarial gains in the projected benefit obligation were primarily the result of increases in discount rates. Other sources of gains or losses such as plan experience, updated census data, changes to forecast inflation, mortality table updates and minor adjustments to other actuarial assumptions generated combined losses of approximately 3% of expected year end obligations.

In the U.S., 2021 actuarial gains in the projected benefit obligation were primarily the result of an increase in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the Non-U.S. countries, 2021 actuarial gains in the projected benefit obligation were primarily the result of increases in discount rates. Other sources of gains or losses such as plan experience, updated census data, changes to forecast inflation, mortality table updates and minor adjustments to other actuarial assumptions generated combined gains of 2% of expected year end obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized on our Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2022	2021	2022	2021
Other assets	$56.5	$132.1	$—	$—
Current liabilities	(1.6)	(1.5)	(2.2)	(2.5)
Accrued pension and postretirement benefits	(131.0)	(201.3)	(17.4)	(25.6)

Funded status	$(76.1)	$(70.7)	$(19.6)	$(28.1)

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2022	2021	2022	2021
Net actuarial loss (gain)	$367.0	$400.0	$(8.4)	$(1.1)
Prior service credit	(1.3)	(1.6)	(2.0)	(3.1)

Total recognized in accumulated other comprehensive loss	$365.7	$398.4	$(10.4)	$(4.2)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2022	2021	2022	2021	2022	2021
Projected benefit obligation	$499.7	$669.7	$290.2	$482.4	$789.9	$1,152.1
Accumulated benefit obligation	499.7	669.7	285.1	473.6	784.8	1,143.3
Fair value of plan assets	401.7	522.2	312.1	559.2	713.8	1,081.4

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2022	2021
Projected benefit obligation	$537.1	$771.6
Accumulated benefit obligation	$533.4	$720.1
Fair value of plan assets	$404.5	$525.2

Components of net periodic (benefit) cost are as follows:

	Pension Benefits			Postretirement Benefits
(in millions) For the year ended December 31,	2022	2021	2020	2022	2021	2020
Net Periodic (Benefit) Cost:
Service cost	$5.5	$6.0	$6.4	$0.2	$0.3	$0.3
Interest cost	22.4	18.4	26.1	0.7	0.6	0.9
Expected return on plan assets	(56.4)	(54.6)	(57.5)	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(1.1)	(1.1)	(1.1)
Amortization of net loss (gain)	15.2	23.4	19.1	—	—	—
Recognized curtailment (gain) loss	(1.0)	(1.3)	(2.3)	—	—	—
Settlement loss	12.1	1.4	1.7	—	—	—

Net periodic (benefit) cost	$(2.3)	$(6.8)	$(6.8)	$(0.2)	$(0.2)	$0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2022	2021	2020	2022	2021	2020
U.S. Plans:
Discount rate	5.43%	2.89%	2.62%	5.40%	2.70%	2.30%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	3.62%	1.47%	0.93%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	4.27%	1.58%	1.07%	N/A	N/A	N/A
Rate of compensation increase	3.33%	3.08%	3.10%	N/A	N/A	N/A
Interest credit rate	1.81%	0.33%	0.29%	N/A	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2022	2021	2020	2022	2021	2020
U.S. Plans:
Discount rate	2.89%	2.62%	3.34%	2.70%	2.30%	3.20%
Expected rate of return on plan assets	6.50%	6.50%	7.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	1.47%	0.93%	2.83%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	1.58%	1.07%	1.70%	N/A	N/A	N/A
Expected rate of return on plan assets	4.50%	4.45%	5.31%	N/A	N/A	N/A
Rate of compensation increase	3.08%	3.10%	2.89%	N/A	N/A	N/A
Interest credit rate	0.33%	0.29%	0.22%	N/A	N/A	N/A

The long-term expected rate of return on plan assets assumptions were determined with input from independent investment consultants and plan actuaries, utilizing asset pricing models and considering historical returns. The discount rates used by us for valuing pension liabilities are based on a review of high-quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.

In the U.S. plan, the 6.50% expected rate of return on assets assumption for 2022 reflected a long-term target comprised of an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets and 0%-10% cash and cash equivalents. As of December 31, 2022, the actual asset allocation for the U.S. plan was 64.3% equity securities, 22.1% fixed income securities, 11.4% alternative assets and 2.1% cash and cash equivalents.

For the non-U.S. plans, the 4.50% expected rate of return on assets assumption for 2022 reflected a weighted average of the long-term asset allocation targets for our various non-U.S. plans. As of December 31, 2022, the actual weighted average asset allocation for the non-U.S. plans was 15.3% equity securities, 33.2% fixed income securities, 45.4% alternative assets/other and 6.2% cash and cash equivalents.

The assumed health care cost trend rates are as follows:

December 31,	2022	2021
Health care cost trend rate assumed for next year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2033

Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

Our pension plan target allocations and weighted-average asset allocations by asset category are as follows:

	Target Allocation	Actual Allocation
Asset Category December 31,		2022	2021
Equity securities	15%-75%	43%	44%
Fixed income securities	15%-75%	27%	31%
Alternative assets/Other	0%-45%	26%	22%
Cash and money market	0%-10%	4%	3%

Independent investment consultants are retained to assist in executing the plans’ investment strategies. A number of factors are evaluated in determining if an investment strategy will be implemented in our pension trusts. These factors include, but are not limited to, investment style, investment risk, investment manager performance and costs. We periodically review investment managers and their performance in relation to our plans’ investment objectives.

The primary investment objective of our various pension trusts is to maximize the value of plan assets, focusing on capital preservation, current income and long-term growth of capital and income. The plans’ assets are typically invested in a broad range of equity securities, fixed income securities, alternative assets and cash instruments.

Equity securities include investments in large, mid, and small-capitalization companies located in both developed countries and emerging markets around the world. Fixed income securities include government bonds of various countries, corporate bonds that are primarily investment-grade, and mortgage-backed securities. Alternative assets include investments in real estate and hedge funds employing a wide variety of strategies. In 2021, equity securities included Crane Holdings, Co. common stock, which represented 4%of plan assets as of December 31, 2021. There were no holdings of Crane Holdings, Co. common stock in 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our pension plan assets as of December 31, 2022, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value (“NAV”) Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$27.8	$—	$—	$—	$27.8
Common Stocks
Actively Managed U.S. Equities	31.8	—	—	—	31.8
Commingled and Mutual Funds
U.S. Equity Funds	152.3	—	—	—	152.3
Non-U.S. Equity Funds	74.3	—	—	47.8	122.1
U.S. Fixed Income, Government and Corporate	88.9	—	—	—	88.9
Registered Investment Company	23.3	—	—	—	23.3
Collective Trust	—	—	16.5	18.8	35.3
Non-U.S. Fixed Income, Government and Corporate	—	—	—	103.5	103.5
International Balanced Funds	—	—	—	1.8	1.8
Property Funds	21.7	—	—	—	21.7
Alternative Investments
Insurance / Annuity Contract(s)	—	13.4	—	—	13.4
Hedge Funds and LDI	—	—	—	60.1	60.1
International Property Funds	—	—	—	31.8	31.8

Total Fair Value	$420.1	$13.4	$16.5	$263.8	$713.8

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

In 2022, the pension plan’s asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our pension plan assets as of December 31, 2021, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value (“NAV”) Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$30.5	$—	$—	$—	$30.5
Common Stocks
Actively Managed U.S. Equities	112.8	—	—	—	112.8
Commingled and Mutual Funds
U.S. Equity Funds	129.1	—	—	—	129.1
Non-U.S. Equity Funds	93.7	—	—	139.3	233.0
U.S. Fixed Income, Government and Corporate	116.2	—	—	—	116.2
Registered Investment Company	34.0	—	—	—	34.0
Collective Trust	—	—	21.7	19.0	40.7
Non-U.S. Fixed Income, Government and Corporate	—	—	—	222.6	222.6
International Balanced Funds	—	—	—	2.1	2.1
Property Funds	29.0	—	—	—	29.0
Alternative Investments
Insurance / Annuity Contract(s)	—	14.7	—	—	14.7
Hedge Funds and LDI	—	—	—	64.0	64.0
International Property Funds	—	—	—	52.7	52.7

Total Fair Value	$545.3	$14.7	$21.7	$499.7	$1,081.4

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

In 2021, the pension plan’s asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.

Cash Flows

We expect, based on current actuarial calculations, to contribute cash of approximately $20.0 million to our defined benefit pension plans during 2023. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2023	$52.0	$2.3
2024	52.0	2.2
2025	53.7	2.1
2026	53.7	1.9
2027	55.2	1.8
2028 to 2032	273.0	7.7

Total payments	$539.6	$18.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Executive Retirement Plan

We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers who were formerly employees of Crane Currency. Benefit amounts are based upon years of service and compensation of the participating employees. We recorded a pre-tax settlement loss of $0.1 million in 2022. There were no pre-tax settlement gains or losses recorded in 2021. Accrued SERP benefits, which were recorded in Accrued liabilities and Accrued pension and postretirement benefits in the Consolidated Balance Sheets, were $2.2 million and $3.7 million as of December 31, 2022 and 2021, respectively. Employer contributions made to the SERP, which were recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations, were $1.0 million, $0.2 million and $0.2 million in 2022, 2021 and 2020, respectively.

Defined Contribution Plans

We sponsor savings and investment plans that are available to our eligible employees including employees of our subsidiaries. We made contributions to the plans of $13.1 million, $12.0 million and $11.8 million in 2022, 2021 and 2020, respectively.

In addition to participant deferral contributions and company matching contributions on those deferrals, we provide a 3% non-matching contribution to eligible participants. We made non-matching contributions to these plans of $15.5 million, $14.6 million and $14.5 million in 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Stock-Based Compensation Plans

At December 31, 2022, we had stock-based compensation awards outstanding under the following shareholder-approved plans: the 2013 Stock Incentive Plan (the “2013 Plan”), 2018 Stock Incentive Plan (the “2018 Plan”) and 2018 Amended and Restated Stock Incentive Plan (the “2018 Amended & Restated Plan”), applicable to employees and non-employee directors.

The 2013 Plan was approved by the Board of Directors and stockholders at the annual meeting in 2013. The 2013 Plan originally authorized the issuance of up to 9,500,000 shares of stock pursuant to awards under the plan. In 2018, in view of the limited number of shares remaining available under the 2013 Plan, the Board of Directors and stockholders approved the adoption of the 2018 Plan which authorized the issuance of up to 6,500,000 shares of Crane Holdings, Co. stock. In 2021, the Board of Directors and stockholders approved the adoption of the 2018 Amended and Restated Stock Incentive Plan which authorized the issuance of up to 4,710,000 shares of Crane Holdings, Co. stock. No further awards will be made under the 2013 Plan or 2018 Plan.

The stock incentive plans are used to provide long-term incentive compensation through stock options, restricted share units, performance-based restricted share units and deferred stock units.

Stock Options

Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the closing price on the date of grant. Unless otherwise determined by the Compensation Committee which administers the plan, options become exercisable at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant. All options granted to directors and options granted to officers and employees after 2014 expire 10 years after the date of grant.

We determine the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made during the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Dividend yield	2.05%	3.06%	3.05%
Volatility	33.96%	36.28%	27.15%
Risk-free interest rate	1.92%	0.50%	1.23%
Expected lives in years	7.2	5.2	5.2

Expected dividend yield is based on our dividend rate. Expected stock volatility was determined based upon the historical volatility for the four-year period preceding the date of grant. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. The expected lives of the awards represent the period of time that options granted are expected to be outstanding.

Activity in our stock option plans for the year ended December 31, 2022 were as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding as of January 1, 2022	2,071	$74.82
Granted	115	101.72
Exercised	(390)	73.37
Canceled	(104)	71.40

Options outstanding as of December 31, 2022	1,692	$77.19	5.84

Options exercisable as of December 31, 2022	1,070	$75.72	4.85

Included in our share-based compensation was expense recognized for our stock option awards of $5.1 million, $6.2 million and $6.6 million in 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average fair value of options granted during 2022, 2021 and 2020 was $32.51, $20.82 and $15.18, respectively. The total fair value of shares vested during 2022, 2021 and 2020 was $5.6 million, $6.3 million and $6.2 million, respectively.

The total intrinsic value of options exercised during 2022, 2021 and 2020 was $11.8 million, $36.4 million and $4.1 million, respectively. The aggregate intrinsic value of exercisable options was $26.5 million, $33.9 million and $29.5 million as of December 31, 2022, 2021 and 2020, respectively.

The total cash received from these option exercises during 2022, 2021 and 2020 was $22.8 million, $26.4 million and $8.9 million, respectively. The tax benefit realized for the tax deductions from these option exercises was $1.8 million, $5.5 million and $0.5 million as of December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $6.1 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.25 years.

Restricted Share Units and Performance-Based Restricted Share Units

Restricted share units vest at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant and are subject to forfeiture restrictions which lapse over time. The vesting of performance-based restricted share units is determined in three years based on relative total shareholder return for Crane Holdings, Co. compared to the S&P Midcap 400 Capital Goods Group, with payout potential ranging from 0% to 200% but capped at 100% if our three year total shareholder return is negative.

Included in our share-based compensation was expense recognized for our restricted share unit and performance-based restricted share unit awards of $19.1 million, $18.7 million and $15.7 million in 2022, 2021 and 2020, respectively. The tax benefit (detriment) for the vesting of the restricted share units was $1.2 million, $(0.1) million and $(0.1) million as of December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $30.3 million of total future compensation cost related to restricted share unit and performance-based restricted share unit awards, to be recognized over a weighted-average period of 1.94 years.

Changes in our restricted share units for the year ended December 31, 2022 were as follows:

Restricted Share Unit Activity	Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted share units as of January 1, 2022	548	$82.84
Restricted share units granted	186	101.33
Restricted share units vested	(148)	83.38
Restricted share units forfeited	(44)	83.99
Performance-based restricted share units granted	64	120.68
Performance-based restricted share units vested	(64)	93.05
Performance-based restricted share units forfeited	(13)	92.24

Restricted share units as of December 31, 2022	529	$92.96

Note 8 - Leases

Arrangements that explicitly or implicitly relate to property, plant and equipment are assessed at inception to determine if the arrangement is or contains a lease. Generally, we enter into operating leases as the lessee and recognize right-of-use assets and lease liabilities based on the present value of future lease payments over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We lease certain vehicles, equipment, manufacturing facilities, and non-manufacturing facilities. We have leases with both lease components and non-lease components, such as common area maintenance, utilities, or other repairs and maintenance. For all asset classes, we applied the practical expedient to account for each separate lease component and its associated non-lease component(s) as a single lease component.

We identify variable lease payments, such as maintenance payments based on actual activities performed or costs incurred, at lease commencement by assessing the nature of the payment provisions, including whether the payments are subject to a minimum.

Certain leases include options to renew for an additional term or company-controlled options to terminate. We generally determine it is not reasonably certain to assume the exercise of renewal options because there is no economic incentive to renew. As termination options often include penalties, we generally determine it is reasonably certain that termination options will not be exercised because there is an economic incentive not to terminate. Therefore, these options generally do not impact the lease term or the determination or classification of the right-of-use asset and lease liability.

In the third quarter of 2017, we entered a seven-year lease for a used airplane which includes a maximum residual value guarantee of $11.1 million if the fair value of the airplane is less than $14.4 million at the end of the lease term. We do not believe it is probable that any amount will be owed under this guarantee. Therefore, no amount related to the residual value guarantee is included in the lease payments used to measure the right-of-use asset and lease liability. We have not entered any other leases where a residual value guarantee is provided to the lessor.

We do not enter arrangements where restrictions or covenants are imposed by the lessor that, for example, relate to incurring additional financial obligations. Furthermore, we also have not entered into any significant sublease arrangements.

We use our collateralized incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. The rate implicit in the lease is generally unknown, as we generally operate in the capacity of the lessee.

Our Consolidated Balance Sheet includes the following related to leases:

(in millions) December 31,	Classification	2022	2021
Assets
Operating right-of-use assets	Other assets	$92.5	$96.8
Liabilities
Current lease liabilities	Accrued liabilities	$19.0	$22.7
Long-term lease liabilities	Other liabilities	78.6	79.4

Total lease liabilities		$97.6	$102.1

The components of lease cost were as follows:

(in millions) December 31,	2022	2021	2020
Operating lease cost	$29.1	$31.9	$33.1
Variable lease cost	6.9	6.3	7.2

Total lease cost	$36.0	$38.2	$40.3

The weighted average remaining lease terms and discount rates for our operating leases were as follows:

December 31,	2022	2021
Weighted-average remaining lease term - operating leases	11.4	9.4
Weighted-average discount rate - operating leases	3.9%	3.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to our operating leases were as follows:

(in millions) December 31,	2022	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities - operating cash flows	$23.5	$26.9	$26.5
Right-of-use assets obtained in exchange for new operating lease liabilities	$29.7	$17.0	$10.0

Future minimum operating lease payments are as follows:

(in millions)	December 31, 2022
2023	$22.1
2024	18.0
2025	13.3
2026	10.0
2027	8.3
Thereafter	59.8

Total future minimum operating lease payments	$131.5
Imputed interest	33.9

Present value of lease liabilities reported	$97.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes

Provision for Income Taxes

Our income before taxes is as follows:

(in millions) For year ended December 31,	2022	2021	2020
U.S. operations	$133.6	$342.1	$124.9
Non-U.S. operations	429.4	160.7	99.6

Total	$563.0	$502.8	$224.5

Our provision (benefit) for income taxes consists of:

(in millions) For the year ended December 31,	2022	2021	2020
Current:
U.S. federal tax	$80.7	$39.0	$11.3
U.S. state and local tax	8.4	3.7	1.6
Non-U.S. tax	90.4	34.2	12.4

Total current	179.5	76.9	25.3

Deferred:
U.S. federal tax	9.2	(8.2)	16.5
U.S. state and local tax	(13.7)	(1.9)	(0.1)
Non-U.S. tax	(13.1)	0.6	1.7

Total deferred	(17.6)	(9.5)	18.1

Total provision for income taxes *	$161.9	$67.4	$43.4

*

Included in the above amounts are excess tax benefits from share-based compensation of $3.0 million $5.5 million and $0.6 million in 2022, 2021 and 2020, respectively, which were reflected as reductions in our provision for income taxes in 2022, 2021 and 2020.

A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is as follows:

For the year ended December 31,	2022	2021	2020
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (reduction) from:
Income taxed at non-U.S. rates	(2.3)%	0.2%	(3.1)%
Non-U.S. income inclusion, net of tax credits	2.0%	(1.5)%	2.3%
State and local taxes, net of federal benefit	(1.1)%	0.2%	0.5%
U.S. research and development tax credit	(0.8)%	(0.5)%	(2.3)%
U.S. deduction for foreign - derived intangible income	(1.3)%	(1.0)%	(0.5)%
Deferred tax asset related to the sale of a subsidiary	3.7%	(4.1)%	—%
Nondeductible loss due to Asbestos Divestiture	6.4%	—%	—%
Other	1.2%	(0.9)%	1.4%

Effective tax rate	28.8%	13.4%	19.3%

As of December 31, 2022, we have made the following determinations with regard to our non-U.S. earnings:

(in millions)	Permanently reinvested		Not permanently reinvested
Amount of earnings	$425.5		$1,454.3
Associated tax	NA	*	$15.3

*

Determination of U.S. income taxes and non-U.S. withholding taxes due upon repatriation of this $425.5 million of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions at the time the remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Related to Comprehensive Income

During 2022, 2021 and 2020, tax provision (benefit) of $12.7 million, $29.9 million and $(13.5) million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive loss.

Deferred Taxes and Valuation Allowances

The components of deferred tax assets and liabilities included in our Consolidated Balance Sheets are as follows:

(in millions) December 31,	2022	2021
Deferred tax assets:
Asbestos-related liabilities	$—	$138.9
Tax loss and credit carryforwards	97.7	111.2
Inventories	31.9	29.3
Deferred tax asset related to the sale of a subsidiary	—	20.6
Capitalized Research and Development	17.8	—
Pension and Post Retirement Benefits	8.4	24.1
Accrued Bonuses and Stock Based Compensation	10.2	10.4
Other	32.4	25.5

Total	$198.4	$360.0
Less: valuation allowance	99.7	141.5

Total deferred tax assets, net of valuation allowance	$98.7	$218.5

Deferred tax liabilities:
Basis difference in fixed assets	$(39.3)	$(47.4)
Basis difference in intangible assets	(198.2)	(208.2)
Deferred Tax on Non-U.S. Unremitted Earnings	(15.3)	(14.3)
Other	—	(7.8)

Total deferred tax liabilities	$(252.8)	$(277.7)

Net deferred tax asset (liability)	$(154.1)	$(59.2)
Balance sheet classification:
Long-term deferred tax assets	8.3	17.7
Long-term deferred tax liability	(162.4)	(76.9)

Net deferred tax asset (liability)	$(154.1)	$(59.2)

As of December 31, 2022, we had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in millions) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non-U.S. Tax Losses	Total
2023-2027	$—	$—	$2.7	$111.2	$4.2
After 2027	4.8	0.7	0.9	760.7	3.7
Indefinite	—	—	20.8	10.5	117.5

Total tax carryforwards	$4.8	$0.7	$24.4	$882.4	$125.4

Deferred tax asset on tax carryforwards	$4.8	$0.1	$19.3	$44.2	$29.4	$97.8
Valuation allowance on tax carryforwards	(4.8)	(0.1)	(19.0)	(42.8)	(24.7)	(91.4)

Net deferred tax asset on tax carryforwards	$—	$—	$0.3	$1.4	$4.7	$6.4

As of December 31, 2022 and 2021, we determined that it was more likely than not that $91.4 million and $106.4 million, respectively, of our deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, we recorded a valuation allowance against these deferred tax assets. We also determined that it is more likely than not that a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will not be realized. Accordingly, as of December 31, 2022 and 2021, a valuation allowance of $8.3 million and $35.1 million, respectively, was established against these U.S. state and non-U.S. deferred tax assets. Our total valuation allowance as of December 31, 2022 and 2021 was $99.7 million and $141.5 million, respectively.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2022	2021	2020
Balance of liability as of January 1,	$31.6	$34.0	$39.8
Increase as a result of tax positions taken during a prior year	—	0.7	5.4
Decrease as a result of tax positions taken during a prior year	(0.6)	(0.3)	(0.4)
Increase as a result of tax positions taken during the current year	3.1	2.6	1.8
Decrease as a result of settlements with taxing authorities	—	(0.8)	(2.5)
Reduction as a result of a lapse of the statute of limitations	(5.9)	(4.6)	(10.1)

Balance of liability as of December 31,	$28.2	$31.6	$34.0

As of December 31, 2022, 2021 and 2020, the amount of our unrecognized tax benefits that, if recognized, would affect our effective tax rate was $30.3 million, $33.5 million and $32.6 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. During the years ended December 31, 2022, 2021 and 2020, we recognized interest and penalty (income)/ expense of $(0.1) million, $(2.6) million and $0.5 million, respectively, in our Consolidated Statements of Operations. As of December 31, 2022 and 2021, we had accrued $4.8 million and $4.9 million, respectively, of interest and penalties related to unrecognized tax benefits on our Consolidated Balance Sheets.

During the next twelve months, it is reasonably possible that our unrecognized tax benefits could change by $7.5 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

Income Tax Examinations

Our income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. With few exceptions, the years for which we filed returns that are open to examination are as follows:

Jurisdiction	Year
U.S. federal	2019 - 2021
U.S. state and local	2016 - 2021
Non-U.S.	2016 - 2021

Currently, we and our subsidiaries are under examination in various jurisdictions, including Germany (2016 through 2019), Canada (2013 through 2018) and Luxembourg (2017 through 2018).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Accrued Liabilities

Accrued liabilities consist of:

(in millions) December 31,	2022	2021
Employee related expenses	$156.6	$181.9
Warranty	7.4	8.6
Current lease liabilities	19.0	22.7
Contract liabilities	142.9	101.1
Other	138.3	128.4

Total	$464.2	$442.7

We accrue warranty liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in “Cost of sales” in our Consolidated Statements of Operations.

Note 11 – Other Liabilities

A summary of the other liabilities is as follows:

(in millions) December 31,	2022	2021
Environmental	$17.6	$25.8
Long-term lease liabilities	78.6	79.4
Other	42.5	56.0

Total	$138.7	$161.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Commitments and Contingencies

Asbestos Liability

On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco, then a wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into the Redco Purchase Agreement with Redco Buyer, an unrelated third party and long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco. In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-term borrowings and cash on hand. Concurrent with the completion of the Redco Sale, Redco Buyer contributed $83 million in cash to Redco. Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. While indemnification by each of Crane Company and Redco Buyer to the other party for breach of representations and warranties is capped at $83 million, in each case, based on the terms and subject to certain limitations as set forth in the Redco Purchase Agreement, liability of each of Crane Company and Redco Buyer for breaches of covenants and obligations and for indemnified liabilities is generally uncapped. Such covenants and obligations include that Redco has agreed to indemnify Crane Company and its affiliates for all claims arising out of asbestos liabilities, and Crane Company has agreed to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. has guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Upon consummation of the previously announced separation transaction pursuant to which, among other things, all outstanding shares of Crane Company will be distributed to Crane Holdings, Co.’s stockholders, Crane Holdings, Co. will be released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement.

As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets of Redco have been removed from Crane Holdings, Co.’s consolidated balance sheets effective August 12, 2022 and the Company no longer has any obligation with respect to pending and future asbestos claims. As such, Redco has been deconsolidated from our 2022 financial results, as we no longer maintain control of the entity. Therefore, for the year ended December 31, 2022, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets of Redco are no longer reported on the consolidated balance sheet. The Company recorded a loss on the divestiture of asbestos-related assets and liabilities of $162.4 million in the third quarter of 2022, including transaction expenses of $13.5 million.

The following is a summary of the loss on divestiture of asbestos-related assets and liabilities:

(in millions)
Cash	$(550.0)
Current insurance receivable	(13.8)
Long-term insurance receivable	(49.4)
Deferred tax asset	(107.9)
Current asbestos liability	62.5
Long-term asbestos liability	509.7

Loss on divestiture of asbestos-related assets and liabilities, before transaction costs	(148.9)
Transaction costs	(13.5)

Loss on divestiture of asbestos-related assets and liabilities	$(162.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the years ended December 31, 2022, 2021 and 2020 totaled $35.8 million, $55.2 million and $50.9 million, respectively. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2022, 2021 and 2020 totaled $29.3 million, $44.9 million and $31.1 million, respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)
For the year ended December 31,	2022	2021	2020
Settlement / indemnity costs incurred (a)	$29.4	$40.6	$35.3
Defense costs incurred (a)	6.4	14.6	15.6

Total costs incurred	$35.8	$55.2	$50.9

Settlement / indemnity payments	$33.8	$42.6	$24.7
Defense payments	6.1	15.4	16.7
Insurance receipts	(10.6)	(13.1)	(10.3)

Pre-tax cash payments, net	$29.3	$44.9	$31.1

(a)	Before insurance recoveries and tax effects.

Other Contingencies

Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2022 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.

Pursuant to the terms of the Redco Purchase Agreement (referenced above), Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include that Crane Company has agreed to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. has guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Upon consummation of the previously announced separation transaction pursuant to which, among other things, all outstanding shares of Crane Company will be distributed to Crane Holdings, Co.’s stockholders, Crane Holdings, Co. will be released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and ultimately Crane Company following the above-referenced separation transaction, will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and a further transfer of this environmental liability to Crane Company upon effectiveness of the separation transaction is expected. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company, and Crane Holdings, Co. (as guarantor until the time of the separation transaction), have agreed to indemnify Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below to “we”, and “us” refer to Crane Holdings, Co. in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to the Redco Buyer on the Crab Orchard Site.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodyear Site

The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI is now an indirect subsidiary of Crane Holdings, Co. and will become an indirect subsidiary of Crane Company following the separation transaction. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The total estimated gross liability was $24.8 million and $32.3 million as of December 31, 2022 and 2021, respectively and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.7 million and $7.1 million as of December 31, 2022 and 2021, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2022 and 2021, we recorded a receivable of $4.8 million and $7.3 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

Other Environmental Matters

Roseland, NJ Site

The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. We undertook an extensive soil remediation effort at the Roseland Site following our closure and had been monitoring the Site’s condition in the years that followed. In response to changes in remediation standards, in 2014 we began to conduct further site characterization and delineation studies at the Site. We are in the late stages of our remediation activities at the Site, which include a comprehensive delineation of contaminants of concern in soil, groundwater, surface water, sediment, and indoor air in certain buildings, all in accordance with the New Jersey Department of Environmental Protection guidelines and directives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marion, IL Site

Crane Co. (n/k/a Redco) has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. Unidynamics Corporation formerly leased portions of the Crab Orchard Site and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for a portion of the Crab Orchard Site (the “AUS-OU”), which includes an area where we maintained operations, pursuant to an Administrative Order on Consent. A remedial investigation report was approved in February 2015, and work on the feasibility study is underway. It is unclear when the final feasibility study will be completed, or when a final Record of Decision may be issued. As noted above, we have agreed to indemnify Redco Buyer against the Crab Orchard environmental liabilities, and accordingly we act as Redco’s agent with respect to such liabilities.

GD-OTS asked Crane Co. (n/k/a Redco) to participate in a voluntary, multi-party mediation exercise with respect to response costs that GD-OTS has incurred or will incur with respect to the AUS-OU, and Crane Co. (n/k/a Redco), the U.S. Government, and other PRPs entered into a non-binding mediation agreement in 2015. We have stepped into Redco’s position as a participant in the mediation. The first phase of the mediation, involving certain former munitions or ordnance storage areas, began in November 2017, but did not result in a multi-party settlement agreement. Subsequently, Redco entered discussions directly with GD-OTS and reached an agreement, as of July 13, 2021, to contribute toward GD-OTS’s past RI-FS costs associated with the first-phase areas for an immaterial amount. We, as indemnitor, have also agreed to pay a modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that has proven to be and we expect to continue to be, in the aggregate, an immaterial amount. We understand that GD-OTS has also reached agreements with the U.S. Government and the other participating PRPs related to the first-phase areas of concern.

Negotiations between GD-OTS, the U.S. Government and remaining participants are underway with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities. The participants have reached agreement in principle on a framework for resolving the U.S. Government’s share of response costs, subject to consummation of a mutually-agreeable consent decree, but we at present cannot predict whether or when these negotiations will result in a definitive agreement, or when any determination of the ultimate allocable shares of GD-OTS and U.S. Government response costs for which we may be liable is likely to be completed. It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing defense and indemnity coverage, subject to reservations of rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Proceedings

We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of December 31, 2022 2021 and 2020, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

Note 13 – Financing

Our debt as of December 31, 2022 and 2021 consisted of the following:

(in millions) December 31,	2022	2021
364-Day Credit Agreement	$399.6	$—
4.45% notes due December 2023	299.7	—

Total short-term borrowings	$699.3	$—

4.45% notes due December 2023	$—	$299.4
6.55% notes due November 2036	198.6	198.5
4.20% notes due March 2048	346.5	346.3
Other deferred financing costs associated with credit facilities	(1.4)	(1.8)

Total long-term debt	$543.7	$842.4

Debt discounts and debt issuance costs totaled $5.6 million and $5.7 million as of December 31, 2022 and 2021, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

364-Day Credit Agreement - On August 11, 2022, the Company entered a new senior unsecured 364-day credit facility (the “364-Day Credit Agreement”) under which it borrowed term loans denominated in U.S. dollars (the “Term Loans”) in an aggregate principal amount of $400 million. Interest on the Term Loans accrues at a rate per annum equal to, at the Company’s option, (a) a base rate (determined in a customary manner), plus a margin of 0.25% or 0.50% that is determined based upon the ratings by S&P and Moody’s of the Company’s senior unsecured long-term debt (the “Index Debt Rating”) or (b) an adjusted Term SOFR (determined in a customary manner) for an interest period to be selected by the Company, plus a margin of 1.25% or 1.50% that is determined based upon the Index Debt Rating. The 364-Day Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.

Commercial paper program - On July 28, 2021, we increased the size of the commercial paper program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount not to exceed $650 million at any time outstanding. We may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Prior to this increase, the CP Program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. The other terms and conditions of the CP Program remain the same. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time. The notes will have maturities of up to 397 days from date of issue. The notes rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. As of December 31, 2022 and 2021, there was no outstanding borrowings, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.45% notes due December 2023 - In December 2013, we issued 10 year notes having an aggregate principal amount of $300 million. The notes are unsecured, senior obligations that mature on December 15, 2023 and bear interest at 4.45% per annum, payable semi-annually on June 15 and December 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in long-term debt and are amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 4.56%. The notes were issued under an indenture dated as of December 13, 2013. The indentures contain certain restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness, enter into certain sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.

6.55% notes due November 2036 - In November 2006, we issued 30 year notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of us that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or in part, at the option of us. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in long-term debt and are amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 6.67%. The notes were issued under an indenture dated as of April 1, 1991. The indentures contain certain restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness, enter into certain sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.

4.20% notes due March 2048 - On February 5, 2018, we completed a public offering of $350 million aggregate principal amount of 4.20% Senior Notes due 2048 (the “2048 Notes”). The 2048 Notes bear interest at a rate of 4.20% per annum and mature on March 15, 2048. Interest on the 2048 Notes is payable on March 15 and September 15 of each year, commencing on September 15, 2018. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in long-term debt and are amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 4.29%. The notes were issued under an indenture dated as of February 5, 2018. The indentures contain certain restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness, enter into certain sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.

Other - As of December 31, 2022, we had open standby letters of credit of $66.8 million issued pursuant to a $170.3 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines. As of December 31, 2021, we had open standby letters of credit of $49.5 million issued pursuant to a $162.7 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.

Revolving Credit Facility - On July 28, 2021, we entered into a $650 million, 5-year Revolving Credit Agreement (the “2021 Facility”), which replaced the $550 million revolving credit facility that we had entered into in December 2017. The 2021 Facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date. Interest on loans made under the 2021 Facility accrues, at our option, at a rate per annum equal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to (1) a base rate, plus a margin ranging from 0.00% to 0.50% depending upon the ratings by S&P and Moody’s of our senior unsecured long-term debt (the “Index Debt Rating”), or (2) an adjusted LIBO rate or the applicable replacement rate (determined based on “hardwired” LIBOR transition provisions consistent with those published by the Alternative References Rates Committee) for an interest period to be selected by us, plus a margin ranging from 0.805% to 1.50% depending upon the Index Debt Rating. The 2021 Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. We must also maintain a debt to capitalization ratio not to exceed 0.65 to 1.00 at all times. The 2021 Facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control of us. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of commercial paper. As of December 31, 2022 and 2021, there were no outstanding borrowings.

As of December 31, 2022, our total debt to total capitalization ratio was 39.5%, computed as follows:

(in millions)
Total debt	$1,243.0
Equity	1,904.0

Capitalization	$3,147.0

Total indebtedness to capitalization	39.5%

Note 14 - Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. The standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standards describe three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical or similar assets and liabilities.

Level 2: Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities. Level 2 assets and liabilities include over-the-counter derivatives, principally forward foreign exchange contracts, whose value is determined using pricing models with inputs that are generally based on published foreign exchange rates and exchange traded prices, adjusted for other specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Valuation Technique

The carrying value of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, commercial paper and accounts payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $89.7 million and $3.0 million as of December 31, 2022 and 2021, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Consolidated Balance Sheets and were $5.9 million and $0.0 million as of the years ended December 31, 2022 and 2021, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Consolidated Balance Sheets and there were no derivative liabilities for the years ended December 31, 2022 and 2021, respectively.

Available-for-sale securities consist of rabbi trust investments that hold marketable securities for the benefit of participants in our Supplemental Executive Retirement Plan. These investments are measured at fair value using quoted market prices in an active market and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $0.4 million and $1.6 million as of December 31, 2022 and 2021, respectively. These investments are included in “Other assets” on our Consolidated Balance Sheets.

Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $753.1 million and $984.9 million as of December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Restructuring

Overview

2022 Repositioning - In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions of approximately 300 employees, or about 3% of our global workforce. We expect to complete the program in the fourth quarter of 2023. We recorded a charge of $14.4 million for the year ended December 31, 2022.

2020 Repositioning - In the second quarter of 2020, we initiated actions in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition. These actions include workforce reductions of approximately 1,200 employees, or about 11% of our global workforce, and the exiting of two leased office facilities and one leased warehouse facility. We have completed this program and do not expect to incur additional restructuring charges. We recorded restructuring gain of $3.7 million for the year ended December 31, 2021. We recorded a charge of $32.1 million for the year ended December 31, 2020.

2019 Repositioning - In the fourth quarter of 2019, we initiated actions to consolidate two manufacturing operations in Europe within our Process Flow Technologies segment. In 2020, we recorded additional severance costs related to the final negotiation with the works council/union at both locations. These actions, taken together, included workforce reductions of approximately 180 employees, or less than 1% of our global workforce. We expect to complete the program in the fourth quarter of 2023. We recorded a gain of $4.0 million in 2022. We recorded charges of $0.1 million and $6.1 million for the years ended December 31, 2021 and 2020, respectively.

2017 Repositioning - In the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions included headcount reductions of approximately 300 employees, or about 3% of our global workforce, and select facility consolidations in North America and Europe. In 2020, we adjusted the estimate downward to reflect the impact of employees that chose to voluntarily terminate prior to receiving severance at the conclusion of the actions in North America. In 2021, we recorded a gain on sale of real estate related to these actions. We completed the program and do not expect to incur additional restructuring charges. We recorded a restructuring gain of $13.3 million and $6.2 million for the years ended December 31, 2021 and 2020 respectively.

Other Restructuring - In the second quarter of 2020, we recorded other restructuring costs within our Payment & Merchandising Technologies segment. We do not expect to incur additional restructuring charges.

Restructuring Charges (Gains), Net

We recorded restructuring charges (gains) which are reflected in the Consolidated Statements of Operations, as follows:

(in millions) For the year ended December 31,	2022	2021	2020
Aerospace & Electronics	$1.5	$—	$6.5
Process Flow Technologies	2.3	(13.2)	6.1
Payment & Merchandising Technologies	6.2	(3.7)	19.1
Engineering Materials	0.4	—	0.6

Total restructuring charges (gains), net	$10.4	$(16.9)	$32.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our restructuring charges (gains) by program, cost type and segment for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022					December 31, 2021					December 31, 2020
(in millions)	Severance		Other		Total	Severance		Other		Total	Severance	Other		Total
Aerospace & Electronics	$1.5		$—		$1.5	$—		$—		$—	$—	$—		$—
Process Flow Technologies	6.3		$—		6.3	—		—		—	—	—		—
Payment & Merchandising Technologies	5.7		$0.5		6.2	—		—		—	—	—		—
Engineered Materials	0.4		$—		0.4	—		—		—	—	—		—

2022 Repositioning	13.9		0.5		14.4	—		—		—	—	—		—

Aerospace & Electronics	$—		$—		$—	$—		$—		$—	$6.5	$—		$6.5
Process Flow Technologies	—		—		—	(0.1	) (a)	—		(0.1)	3.8	—		3.8
Payment & Merchandising Technologies	—		—		—	(0.8	) (a)	(2.8)		(3.6)	16.6	4.6	(b)	21.2
Engineered Materials	—		—		—	—		—		—	0.6	—		0.6

2020 Repositioning	—		—		—	(0.9	) (a)	(2.8)		(3.7)	27.5	4.6		32.1

Process Flow Technologies	$(1.2	) (a)	$(2.8	) (c)	$(4.0)	$0.1		$—		$0.1	$6.1	$—		$6.1

2019 Repositioning	(1.2	) (a)	(2.8	) (c)	(4.0)	0.1		—		0.1	6.1	—		6.1

Process Flow Technologies	$—		$—		$—	$(0.4	) (a)	$(12.7	) (c)	$(13.1)	$(3.8)	$—		$(3.8)
Payment & Merchandising Technologies	—		—		—	(0.2	) (a)	—		(0.2)	(0.9)	(1.5	) (c)	(2.4)

2017 Repositioning	—		—		—	(0.6	) (a)	(12.7	) (c)	(13.3)	(4.7)	(1.5	) (c)	(6.2)

Payment & Merchandising Technologies	$—		$—		$—	$—		$—		$—	$0.3	$—		$0.3

Other Restructuring	—		—		—	—		—		—	0.3	—		0.3

Total	$12.7		$(2.3)		$10.4	$(1.4)		$(15.5)		$(16.9)	$29.2	$3.1		$32.3

(a)	Reflects changes in estimates for increases and decreases in costs related to our restructuring programs.
(b)	Primarily reflects non-cash charges related to the impairment of ROU assets and leasehold improvements associated with the exit of the three leased facilities in 2020.
(c)	Reflects a pre-tax gain related to the sale of real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the cumulative restructuring costs incurred through December 31, 2022. We do not expect to incur additional facility consolidation costs to complete these actions as of December 31, 2022.

	Cumulative Restructuring Costs
(in millions)	Severance	Other	Total
Aerospace & Electronics	$1.5	$—	$1.5
Process Flow Technologies	6.3	—	6.3
Payment & Merchandising Technologies	5.7	0.5	6.2
Engineered Materials	0.4	—	0.4

2022 Repositioning	13.9	0.5	14.4

Aerospace & Electronics	$6.5	$—	$6.5
Process Flow Technologies	3.7	—	3.7
Payment & Merchandising Technologies	15.8	1.8	17.6
Engineered Materials	0.6	—	0.6

2020 Repositioning	26.6	1.8	28.4

Process Flow Technologies	14.9	(2.8)	12.1

2019 Repositioning	14.9	(2.8)	12.1

Aerospace & Electronics	1.3	(1.4)	(0.1)
Process Flow Technologies	13.1	(12.7)	0.4
Payment & Merchandising Technologies	11.5	0.7	12.2

2017 Repositioning	$25.9	$(13.4)	$12.5

Restructuring Liability

The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2022 Repositioning	2020 Repositioning	2019 Repositioning	2017 Repositioning	Total
Severance:
Balance as of December 31, 2020 (c)	$—	$4.2	$16.0	$4.7	$24.9
Expense (a)	—	—	0.1	—	0.1
Adjustments (b)	—	(0.9)	—	(0.5)	(1.4)
Utilization	—	(3.3)	(4.6)	(3.5)	(11.4)

Balance as of December 31, 2021 (c)	$—	$—	$11.5	$0.7	$12.2
Charges (Gain) (a)	14.4	—	(1.2)	—	13.2
Adjustments (b)	—	—	—	—	—
Utilization	(0.2)	—	(7.9)	(0.7)	(8.8)

Balance as of December 31, 2022 (c)	$14.2	$—	$2.4	$—	$16.6

(a)	Included within “Restructuring charges (gains), net” in the Consolidated Statements of Operations
(b)	Included within “Restructuring charges (gains), net” in the Consolidated Statements of Operations and reflects changes in estimates for increases and decreases in costs
(c)	Included within Accrued Liabilities in the Consolidated Balance Sheets

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Crane Holdings, Co.

Opinion on the Financial Statements

We have audited the accompanying combined balance sheets of Crane Company (the “Business” or the “Company”), which consists of the Aerospace & Electronics, Process Flow Technologies and Engineered Materials businesses of Crane Holdings, Co. as of December 31, 2022 and 2021, the related combined statements of operations, comprehensive income, cash flows, and changes in net investment, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Over-Time Basis— Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue as they fulfill their performance obligations and transfer control of products to their customers. The Company has certain revenue contracts indirectly to the U.S. government through subcontracts. The clauses of those contracts stipulate that any amounts included in work-in-progress are the property of the U.S. government as they own any work-in progress as the contracted product is being built. The Company uses the cost-to-cost method of determining their progress, measuring progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. In 2022, the Company recognized approximately $88 million in revenue over time related to contracts in progress as of December 31, 2022.

We identified revenue recognized over time as a critical audit matter because of the judgments necessary for management to determine the margin to be used to estimate revenue for the overtime revenue. This required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of margin at completion used to recognize revenue over time and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed related to the recognition of revenue recognized over-time included the following, among others:

•

We tested the effectiveness of controls related to the revenue recognized over-time, including management’s controls over costs incurred to date and estimates of margin at completion, as well as the accurate classification of contracts in the system during the order entry process.

•	We selected a sample of contracts with customers that were recognized over time, and we performed the following:

•

Evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

•	Evaluated the appropriateness and consistency of the methods of calculation and assumptions used by management to develop the margin at completion applied to determine the revenue recognized.

•	We tested the mathematical accuracy of management’s calculation of revenue recognized.

•

We evaluated management’s ability to estimate future costs and margins at completion accurately by comparing actual costs and margins at completion for similar contracts that were previously completed to management’s historical estimates for such contracts.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

March 30, 2023

We have served as the Company’s auditor since 2022.

Crane Company

(A Business of Crane Holdings, Co.)

COMBINED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in millions)	2022	2021	2020
Net sales	$2,035.0	$2,062.9	$1,833.8
Operating costs and expenses:
Cost of sales	1,321.4	1,374.1	1,250.7
Selling, general and administrative	478.8	451.4	378.8
Loss on divestiture of asbestos-related assets and liabilities	162.4	—	—
Acquisition-related and integration charges	—	—	6.4
Restructuring charges (gains), net	4.2	(13.2)	13.2

Operating profit	68.2	250.6	184.7

Other income (expense):
Interest income	3.2	1.3	2.0
Interest expense	(10.3)	(5.1)	(13.5)
Related party interest income	14.4	16.1	15.9
Gain on sale of business	232.5	—	—
Miscellaneous income, net	6.6	14.4	10.2

Total other income	246.4	26.7	14.6

Income before income taxes	314.6	277.3	199.3
Provision for income taxes	114.8	42.9	33.2

Net income before allocation to noncontrolling interests	199.8	234.4	166.1
Less: Noncontrolling interest in subsidiaries’ earnings	—	—	0.1

Net income	$199.8	$234.4	$166.0

See Notes to Combined Financial Statements

Crane Company

(A Business of Crane Holdings, Co.)

COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in millions)	2022	2021	2020
Net income before allocation to noncontrolling interests	$199.8	$234.4	$166.1
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(24.1)	(23.0)	16.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	21.1	88.6	(49.6)

Other comprehensive (loss) income, net of tax	(3.0)	65.6	(33.5)

Comprehensive income before allocation to noncontrolling interests	196.8	300.0	132.6
Less: Noncontrolling interests in comprehensive (loss) income	(0.2)	0.6	(0.4)

Comprehensive income	$197.0	$299.4	$133.0

See Notes to Combined Financial Statements

Crane Company

(A Business of Crane Holdings, Co.)

COMBINED BALANCE SHEETS

	Balance as of December 31,
(in millions)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$426.9	$377.3
Current insurance receivable – asbestos	—	13.7
Accounts receivable, net	271.4	270.6
Inventories, net	294.2	310.1
Other current assets	137.9	78.6

Total current assets	1,130.4	1,050.3

Property, plant and equipment, net	248.3	257.6
Insurance receivable – asbestos	—	60.0
Long-term deferred tax assets	3.2	124.1
Intangible assets, net	71.7	78.5
Goodwill	690.9	723.2
Other assets	120.7	207.5

Total assets	$2,265.2	$2,501.2

Liabilities and Crane net investment
Current liabilities:
Short-term borrowings	$399.6	$—
Accounts payable	179.5	175.3
Current asbestos liability	—	62.3
Accrued liabilities	259.9	268.3
U.S. and foreign taxes on income	6.8	5.3

Total current liabilities	845.8	511.2

Accrued pension and postretirement benefits	132.0	200.2
Long-term deferred tax liability	45.5	37.9
Long-term asbestos liability	—	549.8
Other liabilities	100.2	118.6
Commitments and contingencies (Note 13)
Crane net investment:
Crane net investment	1,510.0	1,448.8
Accumulated other comprehensive loss	(370.9)	(368.1)

Total Crane net investment	1,139.1	1,080.7
Noncontrolling interest	2.6	2.8

Total Crane net investment and noncontrolling interest	1,141.7	1,083.5

Total liabilities and Crane net investment and noncontrolling interest	$2,265.2	$2,501.2

See Notes to Combined Financial Statements

Crane Company

(A Business of Crane Holdings, Co.)

COMBINED STATEMENTS OF CASH FLOWS

	For year ended December 31,
(in millions)	2022	2021	2020
Operating activities:
Net income before allocation to noncontrolling interests	$199.8	$234.4	$166.1
Non-cash loss on divestiture of asbestos-related assets and liabilities	148.9	—	—
Gain on sale of business	(232.5)	—	—
Gain on sale of property	(2.8)	(18.5)	—
Depreciation and amortization	40.2	39.4	41.1
Stock-based compensation expense	14.9	16.3	15.3
Defined benefit plans and postretirement credit	(1.0)	(6.7)	(7.0)
Deferred income taxes	15.6	(3.7)	12.8
Cash (used for) provided by operating working capital	(51.8)	28.1	4.4
Defined benefit plans and postretirement contributions	(18.5)	(26.0)	(25.3)
Environmental payments, net of reimbursements	(5.8)	(5.8)	(4.2)
Asbestos related payments, net of insurance recoveries	(29.3)	(44.9)	(31.1)
Divestiture of asbestos-related assets and liabilities	(550.0)	—	—
Other	11.5	(3.0)	(14.4)

Total (used for) provided by operating activities	$(460.8)	$209.6	$157.7

Investing activities:
Proceeds from disposition of capital assets	$4.3	$23.6	$4.5
Capital expenditures	(37.1)	(35.3)	(24.8)
Purchase of marketable securities	—	(10.0)	(90.0)
Proceeds from sale of business	318.1	—	—
Proceeds from sale of marketable securities	—	40.0	60.0
Payments for acquisitions, net of cash acquired	—	—	(169.2)

Total provided by (used for) investing activities	$285.3	$18.3	$(219.5)

Financing activities:
Debt issuance costs	$—	$—	$(1.3)
Proceeds from issuance of commercial paper with maturities greater than 90 days	—	—	251.3
Repayments of commercial paper with maturities greater than 90 days	—	(27.1)	(296.7)
Repayments of commercial paper with maturities of 90 days or less	—	—	(76.8)
Proceeds from revolving credit facility	—	—	77.2
Repayments of revolving credit facility	—	—	(77.2)
Proceeds from term loan	399.4	—	343.9
Repayment of term loan	—	(348.1)	—
Net transfers (to) from parent	(154.9)	124.4	(37.4)

Total provided by (used for) financing activities	$244.5	$(250.8)	$183.0

Effect of foreign exchange rates on cash and cash equivalents	(19.4)	(5.7)	14.5
Increase (decrease) in cash and cash equivalents	49.6	(28.6)	135.7
Cash and cash equivalents, beginning of year	377.3	405.9	270.2

Cash and cash equivalents, end of period	$426.9	$377.3	$405.9

Detail of cash (used for) provided by operating working capital:
Accounts receivable	$(45.9)	$(38.0)	$78.4
Inventories	(42.0)	(27.5)	23.6
Other current assets	(4.3)	(3.6)	(12.3)
Accounts payable	38.9	39.5	(50.9)
Accrued liabilities	(7.9)	61.2	(15.4)
U.S. and foreign taxes on income	9.4	(3.5)	(19.0)

Total	$(51.8)	$28.1	$4.4

Supplemental disclosure of cash flow information:
Interest paid – third party	$6.5	$3.2	$12.6
Income taxes paid	$83.6	$31.0	$38.4

See Notes to Combined Financial Statements

Crane Company

(A Business of Crane Holdings, Co.)

COMBINED STATEMENTS OF CHANGES IN NET INVESTMENT

(in millions)	Crane Net Investment	Accumulated Other Comprehensive Loss	Total Crane Net Investment	Noncontrolling Interest	Total Crane Net Investment and Noncontrolling Interest
BALANCE JANUARY 1, 2020	$929.8	$(400.1)	$529.7	$2.6	$532.3

Net income	166.0	—	166.0	0.1	166.1
Stock-based compensation	15.3	—	15.3	—	15.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	(49.6)	(49.6)	—	(49.6)
Currency translation adjustment	—	16.6	16.6	(0.5)	16.1
Net transfers to Parent	(37.4)	—	(37.4)	—	(37.4)

BALANCE DECEMBER 31, 2020	$1,073.7	$(433.1)	$640.6	$2.2	$642.8

Net income	234.4	—	234.4	—	234.4
Stock-based compensation	16.3	—	16.3	—	16.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	88.6	88.6	—	88.6
Currency translation adjustment	—	(23.6)	(23.6)	0.6	(23.0)
Net transfers from Parent	124.4	—	124.4	—	124.4

BALANCE DECEMBER 31, 2021	$1,448.8	$(368.1)	$1,080.7	$2.8	$1,083.5

Net income	199.8	—	199.8	—	199.8
Stock-based compensation	14.9	—	14.9	—	14.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	21.1	21.1	—	21.1
Currency translation adjustment	—	(23.9)	(23.9)	(0.2)	(24.1)
Net transfers to Parent	(153.5)	—	(153.5)	—	(153.5)

BALANCE DECEMBER 31, 2022	$1,510.0	$(370.9)	$1,139.1	$2.6	$1,141.7

See Notes to Combined Financial Statements

Crane Company

(A Business of Crane Holdings, Co.)

Notes to Combined Financial Statements

1. Nature of Operations and Significant Accounting Policies

Nature of Operations

Crane Company (“the Business”, “we”, “us”, or “our”) is a diversified manufacturer of highly engineered industrial products. We are a combination of three businesses of Crane Holdings, Co. (“Crane” or the “Parent”) and consist of three reporting segments: Aerospace & Electronics (“A&E”), Process Flow Technologies (“PFT”), and Engineered Materials (“EM”). Our primary end markets include process industries (chemical production, oil and gas, power, and general industrial), nonresidential and municipal construction, aerospace, defense and space, along with a wide range of general industrial and certain consumer related end markets. See Note 4, “Segment Information” for the relative size of these segments in relation to the total company (both net sales and total assets).

Basis of Presentation

The Business has historically operated as part of Crane Holdings, Co.; consequently, stand-alone financial statements have not historically been prepared for the Business. The accompanying Combined Financial Statements have been prepared from the Parent’s historical accounting records and are presented on a stand-alone basis as if the Business’ operations had been conducted independently from the Parent. These Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Combined Statements of Operations include all revenues and costs directly attributable to the Business, including costs for facilities, functions and services used by the Business. Costs for certain functions and services performed by centralized Crane organizations are directly charged to the Business based on specific identification when possible or reasonable allocation methods such as net sales, headcount, usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of the Business by centralized groups within Crane (see Note 2, “Related Parties” for a description of the allocation methodologies). All charges and allocations for facilities, functions and services performed by Crane have been deemed settled in cash by the Business to Crane in the period in which the cost was recorded in the Combined Statements of Operations. As more fully described in Note 10, “Income Taxes” current and deferred income taxes have been determined based on the stand-alone results of the Business. However, because the Business filed as part of Crane’s tax group in certain jurisdictions, the Business’ actual tax balances may differ from that reported. The Business’ portion of income taxes for certain jurisdictions is deemed to have been settled in the period the related tax expense was recorded.

Crane uses a centralized approach to cash management and financing its operations. Accordingly, the cash of Crane and any legal entities that participate in Crane’s centralized approach to cash management has been included in the Combined Financial Statements. The short-term third-party borrowings included in the Combined Financial Statements have been specifically identified as a liability of the Business. Transactions between Crane and the Business are deemed to have been settled immediately through Crane net investment. The net effect of the deemed settled transactions is reflected in the Combined Statements of Cash Flows as “Net transfers to Parent” within financing activities and on the Combined Balance Sheets as “Crane net investment.” Other transactions, which have historically been cash-settled, are reflected on the Combined Balance Sheets within “Accounts receivable, net” and “Accounts payable”.

All intracompany accounts and transactions within the Business have been eliminated in the preparation of the Combined Financial Statements. The Combined Financial Statements of the Business include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to the Business.

All allocations and estimates in the Combined Financial Statements are based on assumptions that management believes are reasonable. However, the Combined Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of the Business in the future, or if the Business had been a separate, stand-alone entity during the years presented.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures.

Crane Company

(A Business of Crane Holdings, Co.)

Pending Separation

On March 30, 2022, Crane announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”). The Separation is expected to occur through a tax-free distribution and is expected to be completed in April 2023, subject to the satisfaction of customary conditions and final approval by Crane’s Board of Directors.

Significant Accounting Policies

Principles of Combination. The Combined Financial Statements have been prepared on a stand-alone basis and include the accounts of Crane Company and our subsidiaries.

Use of Estimates. Our accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Combined Financial Statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimated. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as asset valuations, allowance for doubtful accounts, depreciation and amortization, impairment assessments, reserve for excess and obsolete inventory, reserve for warranty provision, restructuring provisions, employee benefits, taxes, environmental liability and contingencies.

Currency Translation. Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated at the rate of exchange in effect on the balance sheet date; results of operations are translated at the monthly average rates of exchange prevailing during the year. The related translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of Crane net investment.

Revenue Recognition. In accordance with Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers,” we recognize revenue when control of the promised goods or services in a contract transfers to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when both parties have approved and committed to the terms, each party’s rights and payment obligations under the contract are identifiable, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration. When shipping and handling activities are performed after the customer obtains control of the product, we elect to account for shipping and handling as activities to fulfill the promise to transfer the product. In determining the transaction price of a contract, we exercise judgment to determine the total transaction price when it includes estimates of variable consideration, such as rebates and milestone payments. We generally estimate variable consideration using the expected value method and consider all available information (historical, current, and forecasted) in estimating these amounts. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We elect to exclude from the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.

We primarily generate revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time – either upon shipment or delivery – based on the specific shipping terms in the contract. When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated on a monthly basis. In 2022, the Business recognized approximately $88 million in revenue over time related to contracts in progress as of December 31, 2022.

Crane Company

(A Business of Crane Holdings, Co.)

When there are multiple performance obligations in a single contract, the total transaction price is allocated to each performance obligation based on their relative standalone selling prices. We maximize the use of observable data inputs and consider all information (including market conditions, segment-specific factors, and information about the customer or class of customer) that is reasonably available. The standalone selling price for our products and services is generally determined using an observable list price, which differs by class of customer.

Revenue recognized from performance obligations satisfied in previous periods (for example, due to changes in the transaction price or estimates), was not material in any period.

Payment for products is due within a limited time period after shipment or delivery, and we generally do not offer extended payment terms. Payment is typically due within 30–90 calendar days of the respective invoice dates. Customers generally do not make large upfront payments. Any advanced payments received do not provide us with a significant benefit of financing, as the payments are meant to secure materials used to fulfill the contract, as opposed to providing us with a significant financing benefit.

When an unconditional right to consideration exists, we record these amounts as receivables. When amounts are dependent on factors other than the passage of time in order for payment from a customer to become due, we record a contract asset. Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer.

We pay sales commissions related to certain contracts, which qualify as incremental costs of obtaining a contract. However, the sales commissions generally relate to contracts for products or services satisfied at a point in time or over a period of time less than one year. As a result, we apply the practical expedient that allows an entity to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.

See Note 5, “Revenue” for further details.

Cost of Goods Sold. Cost of goods sold includes the costs of inventory sold and the related purchase and distribution costs. In addition to material, labor and direct overhead and inventoried cost, cost of goods sold include allocations of other expenses that are part of the production process, such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, amortization of production related intangible assets and depreciation expense. We also include costs directly associated with products sold, such as warranty provisions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses are recognized as incurred, or as allocated based on methodologies further discussed in Note 2, “Related Parties.” Such expenses include the costs of promoting and selling products and include such items as compensation, advertising, sales commissions and travel. Also included are costs related to compensation for other operating activities such as executive office administrative and engineering functions, as well as general operating expenses such as office supplies, non-income taxes, insurance, and office equipment rentals.

Income Taxes. We account for income taxes in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”) which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.

Based on consideration of all available evidence regarding their utilization, we record net deferred tax assets to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, we establish a valuation allowance for the amount that, in management’s judgment, is sufficient

Crane Company

(A Business of Crane Holdings, Co.)

to reduce the deferred tax asset to an amount that is more likely than not to be realized. The evidence we consider in reaching such conclusions includes, but is not limited to, (1) future reversals of existing taxable temporary differences, (2) future taxable income exclusive of reversing taxable temporary differences, (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, (4) cumulative losses in recent years, (5) a history of tax losses or credit carryforwards expiring unused, (6) a carryback or carryforward period that is so brief it limits realization of tax benefits, and (7) a strong earnings history exclusive of the loss that created the carryforward and support showing that the loss is an aberration rather than a continuing condition.

We account for unrecognized tax benefits in accordance with ASC 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We recognize interest and penalties related to unrecognized tax benefits within the “Provision for income taxes” line of our Combined Statement of Operations, while accrued interest and penalties are included within the “Other liabilities” line of our Combined Balance Sheets.

Income taxes as presented herein, attribute current and deferred income taxes of Crane to the Business’ stand-alone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740. Accordingly, the Business’ income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group members were separate taxpayers. As a result, actual transactions included in the consolidated financial statements of Crane may not be included in the separate Combined Financial Statements of the Business. Similarly, the tax treatment of certain items reflected in the Combined Financial Statements of the Business may not be reflected in the consolidated financial statements and tax returns of Crane. Therefore, such items as net operating losses, credit carry forwards and valuation allowances may exist in the stand-alone financial statements that may or may not exist in Crane’s consolidated financial statements. As such, the income taxes of the Business as presented in the Combined Financial Statements may not be indicative of the income taxes that the Business will generate in the future.

Current obligations for income taxes in jurisdictions where the Business files a combined tax return with the Parent are deemed settled with the Parent and are reflected within “Net transfers to Parent” as a financing activity in the Combined Statements of Cash Flows.

Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value. The Business participated in Crane’s centralized cash management and financing programs (see Note 2, “Related Parties” for additional information). The cash reflected on the Combined Balance Sheets represents all cash on hand for all Crane Company entities and Crane entities that participate in the centralized cash management program.

Accounts Receivable, Net. Accounts receivable are carried at net realizable value. The allowance for doubtful accounts was $8.0 million and $4.8 million as of December 31, 2022 and 2021, respectively. The allowance for doubtful accounts activity was not material to our financial results for the years ended December 31, 2022 and 2021. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of our customer base and their dispersion across different businesses. We periodically evaluate the financial strength of our customers and believe that our credit risk exposure is limited.

Inventories, net. Inventories consist of the following:

(in millions) December 31,	2022	2021
Finished goods	$57.2	$102.7
Finished parts and subassemblies	47.7	37.8
Work in process	27.2	28.7
Raw materials	162.1	140.9

Total inventories, net	$294.2	$310.1

Inventories, net include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value. Domestic inventories are stated at either the lower of cost or net realizable value using the last-in, first-out (“LIFO”) method or the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventories held in foreign locations are primarily stated at the lower of cost or

Crane Company

(A Business of Crane Holdings, Co.)

market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have increased cost of sales by $6.0 million, $2.6 million and $1.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The portion of inventories costed using the LIFO method was 49.8% and 39.4% of combined inventories as of December 31, 2022 and 2021, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $24.0 million and $17.9 million as of December 31, 2022 and 2021, respectively. The reserve for excess and obsolete inventory was $70.3 million and $69.5 million as of December 31, 2022 and 2021, respectively.

Valuation of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Judgments which impact these assessments relate to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the recoverable amount of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods.

Property, Plant and Equipment, net. Property, plant and equipment, net consists of the following:

(in millions) December 31,	2022	2021
Land	$45.4	$47.8
Buildings and improvements	167.2	173.8
Machinery and equipment	516.6	523.0

Gross property, plant and equipment	729.2	744.6
Less: accumulated depreciation	480.9	487.0

Property, plant and equipment, net	$248.3	$257.6

Property, plant and equipment is stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and three to 10 years for machinery and equipment. Depreciation expense was $33.9 million, $31.0 million and $33.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Goodwill and Other Intangible Assets. Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Combined Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no other events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2022, we had four reporting units.

When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 11.5% (a weighted average of 10.4%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of

Crane Company

(A Business of Crane Holdings, Co.)

discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. No impairment charges have been required during 2022, 2021 or 2020.

Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Engineered Materials	Total
Balance as of December 31, 2020	$202.5	$360.0	$171.3	$733.8
Adjustments to purchase price allocations	—	(0.1)	—	(0.1)
Currency translation	—	(10.5)	—	(10.5)

Balance as of December 31, 2021	$202.5	$349.4	$171.3	$723.2

Disposal on sale of business	—	(22.3)	—	(22.3)
Currency translation	(0.2)	(9.8)	—	(10.0)

Balance as of December 31, 2022	$202.3	$317.3	$171.3	$690.9

For the year ended December 31, 2022, adjustments within the Process Flow Technologies segment of $22.3 million relate to the disposition of the Crane Supply business.

For the year ended December 31, 2021, adjustments within the Process Flow Technologies segment of $0.1 million represent the finalization of the purchase price allocation for the acquisition of CIRCOR International, Inc.’s Instrumentation & Sampling Business (“I&S”).

Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives.

In addition to annual testing for impairment of indefinite-lived intangible assets, we review all of our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the definite-lived intangible asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases or reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the definite-lived intangible asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that we make which impact these assessments relate to the expected useful lives of definite-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the recoverable amount of definite-lived intangible assets, there is risk that the carrying value of our definite-lived intangible assets may require adjustment in future periods. Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level.

Crane Company

(A Business of Crane Holdings, Co.)

As of December 31, 2022, we had $71.7 million of net intangible assets, of which $21.8 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2021, we had $78.5 million of net intangible assets, of which $22.5 million were intangibles with indefinite useful lives consisting of trade names.

Changes to intangible assets, net are as follows:

(in millions) December 31,	2022	2021	2020
Balance at beginning of period, net of accumulated amortization	$78.5	$86.9	$39.5
Additions	—	—	52.5
Amortization expense	(5.7)	(7.3)	(6.4)
Currency translation and other	(1.1)	(1.1)	1.3

Balance at end of period, net of accumulated amortization	$71.7	$78.5	$86.9

For the year ended December 31, 2020, additions to intangible assets represent the preliminary purchase price allocation related to the January 2020 acquisition of I&S.

A summary of intangible assets follows:

		December 31, 2022			December 31, 2021
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	19.0	$70.0	$45.1	$24.9	$71.5	$45.3	$26.2
Customer relationships and backlog	14.5	132.6	87.8	44.8	133.7	84.1	49.6
Drawings	40.0	11.1	10.7	0.4	11.1	10.6	0.5
Other	20.8	42.4	40.8	1.6	43.0	40.8	2.2

Total	17.6	$256.1	$184.4	$71.7	$259.3	$180.8	$78.5

Future amortization expense associated with intangibles is expected to be:

Year	(in millions)
2023	$5.6
2024	$5.2
2025	$5.2
2026	$5.2
2027	$4.4
2028 and after	$24.3

Crane Net Investment. Crane’s net investment in the Business is presented as “Crane net investment” on the Combined Balance Sheets. The Combined Statements of Changes in Net Investment include net cash transfers between Crane and the Business as well as related party receivables and payables between the Business and other Crane affiliates that were settled on a current basis.

Crane Company

(A Business of Crane Holdings, Co.)

Accumulated Other Comprehensive Loss. The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Combined Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items	Currency Translation Adjustment	Total(a)
Balance as of January 1, 2020	$(340.0)	$(60.1)	$(400.1)
Other comprehensive (loss) income before reclassifications	(64.1)	16.6	(47.5)
Amounts reclassified from accumulated other comprehensive loss	14.5	—	14.5

Net period other comprehensive (loss) income	(49.6)	16.6	(33.0)

Balance as of December 31, 2020	(389.6)	(43.5)	(433.1)
Other comprehensive income (loss) before reclassifications	70.4	(23.6)	46.8
Amounts reclassified from accumulated other comprehensive loss	18.2	—	18.2

Net period other comprehensive income (loss)	88.6	(23.6)	65.0

Balance as of December 31, 2021	(301.0)	(67.1)	(368.1)

Other comprehensive income (loss) before reclassifications	9.7	(23.9)	(14.2)
Amounts reclassified from accumulated other comprehensive loss	11.4	—	11.4

Net period other comprehensive income (loss)	21.1	(23.9)	(2.8)

Balance as of December 31, 2022	$(279.9)	$(91.0)	$(370.9)

(a)	Net of tax benefit of $95.7 million, $119.6 million and $142.4 million for December 31, 2022, 2021 and 2020, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020. Amortization of pension components have been recorded within “Miscellaneous income, net” on the Combined Statements of Operations.

	Amount Reclassified from Accumulated Other Comprehensive Loss
(in millions) December 31,	2022	2021	2020
Amortization of pension items:
Prior service costs	$0.6	$0.6	$0.6
Net loss	14.6	21.9	18.0

Total before tax	$15.2	$22.5	$18.6
Tax impact	3.8	4.3	4.1

Total reclassifications for the period	$11.4	$18.2	$14.5

Recent Accounting Pronouncements

The Business considered the applicability and impact of all Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on the Business’s Combined Statement of Operations, Balance Sheets and Cash Flows.

2. Related Parties

Historically, the Business has been managed and operated in the normal course of business with other affiliates of Crane. Accordingly, certain shared costs have been allocated to the Business and reflected as expenses in the Combined Financial Statements.

Allocated Centralized Costs. The Combined Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Crane.

Crane incurred corporate costs for services provided to the Business as well as other Crane businesses. These services include treasury, tax, accounting, human resources, audit, legal, purchasing, information technology and other such services. The costs associated with these services generally include all payroll and benefit costs, as well as overhead costs related to the support functions. Crane also allocated costs associated with corporate insurance coverage and medical, pension, post-retirement and other health plan costs for employees participating in Crane sponsored plans. Allocations are based on several utilization measures including headcount, proportionate usage and relative net sales. All such amounts have been deemed to have been incurred and settled by the Business in the period in which the costs were recorded.

Crane Company

(A Business of Crane Holdings, Co.)

The allocated functional service expenses and general corporate expenses for the years ended December 31, 2022, 2021 and 2020 were $90.4 million, $62.2 million and $37.6 million, respectively, and are included in “Selling, general and administrative” in the Combined Statements of Operations. Included in the allocated functional service expenses and general corporate expenses were $21.7 million and $0.8 million of Separation-related costs for the year ended December 31, 2022 and 2021, respectively. There were no Separation-related costs for the year ended December 31, 2020.

In the opinion of management of the Parent and the Business, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Business during the periods presented. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Business operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.

Cash Management and Financing. The Business participated in Crane’s centralized cash management and daily cash sweeps. Disbursements are made through centralized accounts payable systems which were operated by Crane. Cash receipts are transferred to centralized accounts, which were also maintained by Crane. As cash is received and disbursed by Crane, it is accounted for by the Business through Crane net investment. Historically, Crane has centrally managed and swept cash for most domestic and certain European entities. As such, the Business’ cash balance includes all cash on hand for all Crane entities that participate in the centralized cash management program, as well as those Crane Company legal entities that do not participate in the centralized cash management program.

Accounts Receivable and Payable. Certain related party transactions between the Business and Parent have been included within “Crane net investment” in the Combined Balance Sheets in the historical periods presented when the related party transactions are not settled in cash. Crane net investment includes related party loans receivable due from Crane and its affiliates of $232.1 million and $335.0 million as of December 31, 2022 and 2021, respectively. Crane net investment includes related party loans payable due to Crane and its affiliates of $27.2 million and $71.9 million as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, we recorded related party interest income related to the loan activity with Crane and its affiliates of $14.4 million, $16.1 million and $15.9 million, respectively, which is included in the Business’ results as “Related party interest income” in the Combined Statements of Operations. The total effect of the settlement of these related party transactions is reflected with Net transfers to Parent as a financing activity in the Combined Statements of Cash Flows.

Additionally, certain transactions between the Business and other Crane affiliates are cash-settled on a current basis and, therefore, are reflected in the Combined Balance Sheets. Accounts receivable, net includes $1.7 million and $2.3 million as of December 31, 2022 and 2021, respectively, and Accounts payable includes $0.1 million and $0.6 million as of December 31, 2022 and 2021, respectively, related to such transactions.

3. Acquisitions

Acquisitions are accounted for in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Accordingly, we make an initial allocation of the purchase price at the date of acquisition based upon our understanding of the fair value of the acquired assets and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals, we are able to refine estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment to the purchase price allocation. We make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

In order to allocate the consideration transferred for our acquisitions, the fair values of all identifiable assets and liabilities must be established. For accounting and financial reporting purposes, fair value is defined under ASC Topic 820, “Fair Value Measurement and Disclosure” as the price that would be received upon the sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.

Crane Company

(A Business of Crane Holdings, Co.)

Instrumentation & Sampling Business Acquisition. On January 31, 2020, we completed the acquisition of I&S for $172.3 million on a cash-free and debt-free basis, subject to a later adjustment reflecting I&S’ net working capital, cash, the assumption of certain debt-like items, and I&S’ transaction expenses. We funded the acquisition through short-term borrowings consisting of $100 million of commercial paper and $67.0 million from our revolving credit facility, and cash on hand. In August 2020, we received $3.1 million related to the final working capital adjustment which resulted in net cash paid of $169.2 million.

I&S designs, engineers, and manufactures a broad range of critical fluid control instrumentation and sampling solutions used in severe service environments which complements our existing portfolio of chemical, refining, petrochemical and upstream oil and gas applications. I&S has been integrated into the Process Flow Technologies segment. The amount allocated to goodwill reflects the expected sales synergies, manufacturing efficiency and procurement savings. Goodwill from this acquisition is not deductible for tax purposes.

Allocation of Consideration Transferred to Net Assets Acquired. The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of I&S. The fair value of certain assets and liabilities has been completed as required by ASC 805.

Net assets acquired (in millions)
Total current assets	$21.0
Property, plant, and equipment	11.0
Other assets	6.0
Intangible assets	52.5
Goodwill	106.0

Total assets acquired	$196.5

Total current liabilities	$8.1
Other liabilities	19.2

Total assumed liabilities	$27.3

Net assets acquired	$169.2

The amounts allocated to acquired intangible assets, and their associated weighted average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets: (in millions)	Intangible Fair Value	Weighted Average Life in Years
Trademarks/trade names	$2.6	13
Customer relationships	49.0	14
Backlog	0.9	1

Total acquired intangible assets	$52.5

The fair values of the trademark and trade name intangible assets were determined by using an income approach, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty to exploit the related benefits of this asset. Therefore, a portion of I&S’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to our ownership. The trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 13 years.

The fair values of the customer relationships and backlog intangible assets were determined by using an “income approach” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship asset is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 14 years.

Crane Company

(A Business of Crane Holdings, Co.)

Supplemental Pro Forma Data. I&S’ results of operations have been included in our Combined Financial Statements for the period after the completion of the acquisition on January 31, 2020. Combined pro forma revenue and net income attributable to Crane net investment have not been presented since the impact is not material to our financial results for either prior period.

Acquisition-Related Costs. Acquisition-related costs are being expensed as incurred. For the year ended December 31, 2020, we recorded $6.4 million of integration and transaction costs. Acquisition-related costs are recorded within “Acquisition-related and integration charges” in our Combined Statements of Operations.

4. Segment Information

In accordance with ASC Topic 280, “Segment Reporting,” for purposes of segment performance measurement, we do not allocate to the business segments items that are of a non-operating nature, including charges which occur from time to time related to our asbestos liability and our legacy environmental liabilities, such items are not related to current business activities; or corporate organizational and functional expenses of a governance nature. Corporate expenses consist of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, deferred tax assets, certain property, plant and equipment, and certain other assets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We account for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. We currently have three reporting segments: Aerospace & Electronics, Process Flow Technologies, and Engineered Materials.

A brief description of each of our current segments is as follows:

Aerospace & Electronics

The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace, and the military aerospace, defense and space markets. Its brands have decades of proven experience, and in many cases invented the critical technologies in their respective markets. The business designs and delivers proven systems, reliable components, and flexible power solutions that excel in tough and mission-critical environments. Products and services are organized into six integrated solutions: Sensing Components & Systems, Electrical Power Solutions, Fluid Management Solutions, Landing & Control Systems, and Microwave Solutions.

Process Flow Technologies

The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Commercial Valves, and Pumps and Systems. Process Valves and Related Products include on/off valves and related products for critical and demanding applications in the chemical, oil & gas, power, and general industrial end markets globally. Commercial Valves includes the manufacturing and distribution of valves and related products for the non-residential construction, general industrial, and to a lesser extent, municipal markets. Pumps and Systems include pumps and related products primarily for water and wastewater applications in the industrial, municipal, commercial and military markets.

Engineered Materials

The Engineered Materials segment manufactures fiberglass-reinforced plastic (“FRP”) panels and coils, primarily for use in the manufacturing of recreational vehicles (“RVs”), truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products).

Crane Company

(A Business of Crane Holdings, Co.)

Financial information by reportable segment is set forth below:

(in millions) December 31,	2022	2021	2020
Net sales:
Aerospace & Electronics	$667.3	$638.3	$650.7
Process Flow Technologies	1,109.4	1,196.6	1,007.5
Engineered Materials	258.3	228.0	175.6

TOTAL NET SALES	$2,035.0	$2,062.9	$1,833.8

Operating profit:
Aerospace & Electronics	$120.3	$110.0	$100.7
Process Flow Technologies	168.2	182.5	101.0
Engineered Materials	32.6	26.9	22.7
Corporate	(252.9)	(68.8)	(39.7)

TOTAL OPERATING PROFIT(a)	$68.2	$250.6	$184.7

Capital expenditures:
Aerospace & Electronics	$9.3	$14.1	$9.8
Process Flow Technologies	23.9	18.8	13.7
Engineered Materials	3.8	2.2	1.2
Corporate	0.1	0.2	0.1

TOTAL CAPITAL EXPENDITURES	$37.1	$35.3	$24.8

Depreciation and amortization:
Aerospace & Electronics	$14.1	$14.7	$14.2
Process Flow Technologies	19.5	22.0	21.6
Engineered Materials	5.8	1.6	3.7

Corporate	0.8	1.1	1.6

TOTAL DEPRECIATION AND AMORTIZATION	$40.2	$39.4	$41.1

(a)

For the year ended December 31, 2022, operating profit includes a loss on divestiture of asbestos-related assets and liabilities of $162.4 million and net restructuring charges of $4.2 million. For the year ended December 31, 2021, operating profit included a restructuring gain of $13.2 million. For the year ended December 31, 2020, operating profit included acquisition-related and integration charges of $6.4 million and net restructuring charges of $13.2 million. See Note 13, “Commitments and Contingencies” for discussion of the divestiture of asbestos-related assets and liabilities. See Note 16, “Restructuring Charges” for discussion of the restructuring charges.

Information by geographic region:

(in millions) December 31,	2022	2021	2020
Net sales:(a)
United States	$1,175.5	$1,074.4	$980.9
Canada	171.4	286.0	215.4
United Kingdom	105.4	110.0	101.9
Continental Europe	279.7	267.8	253.3
Other international	303.0	324.7	282.3

TOTAL NET SALES	$2,035.0	$2,062.9	$1,833.8

(a)	Net sales by geographic region are based on the destination of the sale.

Crane Company

(A Business of Crane Holdings, Co.)

Balance sheet items by reportable segment is set forth below:

(in millions) December 31,	2022	2021
Goodwill:
Aerospace & Electronics	$202.3	$202.5
Process Flow Technologies	317.3	349.4
Engineered Materials	171.3	171.3

TOTAL GOODWILL	$690.9	$723.2

Assets:
Aerospace & Electronics	$663.3	$604.7
Process Flow Technologies	1,065.3	1,241.4
Engineered Materials	218.6	220.5
Corporate	318.0	434.6

TOTAL ASSETS	$2,265.2	$2,501.2

Long-lived assets by geographic region:

(in millions) December 31,	2022	2021
Long-lived assets:(a)
United States	$171.6	$180.0
Canada	0.3	17.5
Europe	70.5	64.4
Other international	52.7	47.7
Corporate	11.6	15.6

TOTAL LONG-LIVED ASSETS	$306.7	$325.2

(a)	Long-lived assets, net by geographic region are based on the location of the business unit.

5. Revenue

Disaggregation of Revenues

The following table presents net sales disaggregated by product line for each segment:

(in millions) December 31,	2022	2021	2020
Aerospace & Electronics:
Commercial Original Equipment	$250.5	$229.4	$226.4
Military Original Equipment	231.2	239.7	258.7
Commercial Aftermarket Products	129.3	104.5	93.0
Military Aftermarket Products	56.3	64.7	72.6

Total Aerospace & Electronics	$667.3	$638.3	$650.7

Process Flow Technologies:
Process Valves and Related Products	$749.8	$717.1	$631.6
Commercial Valves	232.2	374.2	288.0
Pumps and Systems	127.4	105.3	87.9

Total Process Flow Technologies	$1,109.4	$1,196.6	$1,007.5

Engineered Materials
FRP - Recreational Vehicles	$111.9	$102.5	$68.9
FRP - Building Products	112.5	94.9	83.1
FRP - Transportation	33.9	30.6	23.6

Total Engineered Materials	$258.3	$228.0	$175.6

Total Net Sales	$2,035.0	$2,062.9	$1,833.8

Crane Company

(A Business of Crane Holdings, Co.)

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of December 31, 2022, total backlog was $998.1 million. We expect to recognize approximately 86% of our remaining performance obligations as revenue in 2023 and the remaining 14% by 2024.

Contract Assets and Contract Liabilities

Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. We report contract assets, which are included within “Other current assets” in our Combined Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” on our Combined Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions) December 31,	2022	2021
Contract assets	$56.8	$46.8
Contract liabilities	$49.4	$40.3

During 2022, we recognized revenue of $28.6 million related to contract liabilities as of December 31, 2021.

6. Research and Development

Research and development costs are expensed when incurred and are included in “Selling, general and administrative” in our Combined Statements of Operations.

(in millions) December 31,	2022	2021	2020
Research and Development Costs	$49.2	$49.5	$46.8

7. Pension and Postretirement Benefits

The Business sponsors numerous single-employer international employee benefit plans. In addition, certain of our employees participate in employee benefit plans sponsored by Crane which include participants of other Crane businesses (the “Shared Plans”). We account for our participation in the Shared Plans as multiple employer benefit plans.

Pension Plan

In the United States, Crane sponsors a defined benefit pension plan that covers approximately 15% of all U.S. Crane Company employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of the Business’s non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 11% of all non-U.S. Crane Company employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by Crane contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.

In December 2022, we settled the pension plan for the salaried non-bargaining employees of Crane Canada Co. and recognized a loss of $7.0 million, net of tax. Excess plan assets have been reclassified to current receivables and will be recognized upon final approval from regulatory authorities which is expected in 2023. We estimate that the Business will receive a distribution of approximately $43 million after distributions to plan participants.

Crane Company

(A Business of Crane Holdings, Co.)

Postretirement Plans

Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements.

A summary of the projected benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$1,052.8	$1,148.3	$4.7	$5.0
Service cost	3.4	3.4	—	—
Interest cost	21.5	17.7	0.1	0.1
Amendments	0.7	—	—	—
Actuarial (gain) loss	(267.0)	(57.8)	(0.9)	0.2
Settlements	(7.7)	(4.6)	—	—
Curtailments	(1.0)	1.0	—	—
Benefits paid	(45.8)	(46.9)	(0.7)	(0.6)
Foreign currency exchange and other	(34.2)	(7.6)	—	—
Administrative expenses paid	(0.6)	(0.7)	—	—

Benefit obligation at end of year	$722.1	$1,052.8	$3.2	$4.7

Change in plan assets:
Fair value of plan assets at beginning of year	$976.1	$919.0	$—	$—
Actual return on plan assets	(211.3)	89.5	—	—
Employer contributions	17.8	25.4	0.7	0.6
Settlements	(63.2)	(4.6)	—	—
Benefits paid	(45.8)	(46.9)	(0.7)	(0.6)
Foreign currency exchange and other	(38.4)	(5.2)	—	—
Administrative expenses paid	(0.7)	(1.1)	—	—

Fair value of plan assets at end of year	$634.5	$976.1	$—	$—

Funded status	$(87.6)	$(76.7)	$(3.2)	$(4.7)

In the U.S., 2022 actuarial gains in the projected benefit obligation were primarily the result of an increase in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the Non-U.S. countries, 2022 actuarial gains in the projected benefit obligation were primarily the result of increases in discount rates. Other sources of gains or losses such as plan experience, updated census data, changes to forecast inflation and minor adjustments to actuarial assumptions generated combined gains of 3% of expected year end obligations.

In the U.S., 2021 actuarial gains in the projected benefit obligation were primarily the result of an increase in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the Non-U.S. countries, 2021 actuarial gains in the projected benefit obligation were primarily the result of increases in discount rates. Other sources of gains or losses such as plan experience, updated census data, changes to forecast inflation and minor adjustments to actuarial assumptions generated combined gains of 2% of expected year end obligations.

Amounts recognized on our Combined Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2022	2021	2022	2021
Other assets	$41.8	$120.0	$—	$—
Current liabilities	(1.5)	(1.4)	(0.5)	(0.7)
Accrued pension and postretirement benefits	(127.9)	(195.3)	(2.7)	(4.0)

Funded status	$(87.6)	$(76.7)	$(3.2)	$(4.7)

Crane Company

(A Business of Crane Holdings, Co.)

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2022	2021	2022	2021
Net actuarial loss (gain)	$360.4	$387.2	$(2.7)	$(1.8)
Prior service credit	5.5	5.9	—	—

Total recognized in accumulated other comprehensive loss	$365.9	$393.1	$(2.7)	$(1.8)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2022	2021	2022	2021	2022	2021
Projected benefit obligation	$499.6	$669.7	$222.5	$383.0	$722.1	$1,052.7
Accumulated benefit obligation	499.7	669.7	218.6	376.1	718.3	1,045.8
Fair value of plan assets	$401.6	$522.2	$232.9	$453.9	$634.5	$976.1

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2022	2021
Projected benefit obligation	$533.8	$721.8
Accumulated benefit obligation	$530.3	$715.3
Fair value of plan assets	$404.5	$525.2

Components of net periodic (benefit) cost are as follows:

	Pension Benefits			Postretirement Benefits
(in millions) For the year ended December 31,	2022	2021	2020	2022	2021	2020
Net Periodic (Benefit) Cost:
Service cost	$3.4	$3.4	$3.0	$—	$—	$—
Interest cost	21.5	17.7	25.2	0.1	0.1	0.2
Expected return on plan assets	(53.5)	(51.8)	(54.2)	—	—	—
Amortization of prior service cost	0.6	0.6	0.6	—	—	—
Amortization of net loss	14.6	21.9	18.0	—	—	—
Recognized curtailment (gain) loss	(1.0)	1.0	—	—	—	—
Settlement costs	12.1	1.3	0.4	—	—	—

Net periodic (benefit) cost	$(2.3)	$(5.9)	$(7.0)	$0.1	$0.1	$0.2

The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2022	2021	2020	2022	2021	2020
U.S. Plans:
Discount rate	5.43%	2.89%	2.62%	5.40%	2.70%	2.30%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	3.62%	1.47%	0.93%	N/A	N/A	N/A
Non-U.S. Plans:
Rate of compensation increase	3.72%	3.30%	3.32%	N/A	N/A	N/A
Interest credit rate	N/A	N/A	N/A	N/A	N/A	N/A

Crane Company

(A Business of Crane Holdings, Co.)

The weighted average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2022	2021	2020	2022	2021	2020
U.S. Plans:
Discount rate	2.89%	2.62%	3.34%	2.70%	2.30%	3.20%
Expected rate of return on plan assets	6.50%	6.50%	7.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	1.47%	0.93%	2.83%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	1.73%	1.17%	1.89%	N/A	N/A	N/A
Expected rate of return on plan assets	4.85%	4.85%	5.82%	N/A	N/A	N/A
Rate of compensation increase	3.30%	3.32%	3.14%	N/A	N/A	N/A
Interest credit rate	N/A	N/A	N/A	N/A	N/A	N/A

The long-term expected rate of return on plan assets assumptions were determined with input from independent investment consultants and plan actuaries, utilizing asset pricing models and considering historical returns. The discount rates used by us for valuing pension liabilities are based on a review of high-quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.

In the U.S. plan, the 6.50% expected rate of return on assets assumption for 2022 reflected a long-term target comprised of an asset allocation range of 25%–75% equity securities, 15%–35% fixed income securities, 10%–35% alternative assets and 0%–10% cash and cash equivalents. As of December 31, 2022, the actual asset allocation for the U.S. plan was 64.3% equity securities, 22.1% fixed income securities, 11.4% alternative assets and 2.1% cash and cash equivalents.

For the non-U.S. plans, the 4.85% expected rate of return on assets assumption for 2022 reflected a weighted average of the long-term asset allocation targets for our various non-U.S. plans. As of December 31, 2022, the actual weighted average asset allocation for the non-U.S. plans was 16.2% equity securities, 35.3% fixed income securities, 40.6% alternative assets/other and 7.8% cash and cash equivalents.

The assumed health care cost trend rates are as follows:

December 31,	2022	2021
Health care cost trend rate assumed for next year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2033

Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.

Plan Assets

Our pension plan target allocations and weighted average asset allocations by asset category are as follows:

Asset Category December 31,	Target Allocation	Actual Allocation
		2022	2021
Equity securities	15%–75%	47%	47%
Fixed income securities	15%–75%	27%	31%
Alternative assets/other	0%–45%	22%	19%
Cash and money market	0%–10%	4%	3%

Independent investment consultants are retained to assist in executing the plans’ investment strategies. Several factors are evaluated in determining if an investment strategy will be implemented in our pension trusts. These factors include, but are not limited to, investment style, investment risk, investment manager performance and costs. We periodically review investment managers and their performance in relation to our plans’ investment objectives.

Crane Company

(A Business of Crane Holdings, Co.)

The primary investment objective of our various pension trusts is to maximize the value of plan assets, focusing on capital preservation, current income and long-term growth of capital and income. The plans’ assets are typically invested in a broad range of equity securities, fixed income securities, alternative assets, and cash instruments.

Equity securities include investments in large, mid, and small-capitalization companies located in both developed countries and emerging markets around the world. Fixed income securities include government bonds of various countries, corporate bonds that are primarily investment-grade, and mortgage-backed securities. Alternative assets include investments in real estate and hedge funds employing a wide variety of strategies. In 2021, equity securities include Crane common stock, which represents 4.5% of plan assets as of December 31, 2021. There were no holdings of Crane common stock in 2022.

The fair value of our pension plan assets as of December 31, 2022, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value (NAV) Practical Expedient(a)	Total Fair Value
Cash Equivalents and Money Markets	$26.8	$—	$—	$—	$26.8
Common Stocks:
Actively Managed U.S. Equities	31.8	—	—	—	31.8
Commingled and Mutual Funds:
U.S. Equity Funds	152.3	—	—	—	152.3
Non-U.S. Equity Funds	74.3	—	—	37.8	112.1
U.S. Fixed Income, Government and Corporate	88.9	—	—	—	88.9
Registered Investment Company	23.3	—	—	—	23.3
Non-U.S. Fixed income, Government and Corporate	—	—	—	82.3	82.3
International Balanced Funds	—	—	—	1.8	1.8
Property Funds	21.7	—	—	—	21.7
Alternative Investments:
Insurance/Annuity Contract(s)	—	2.6	—	—	2.6
Hedge funds and LDI	—	—	—	60.1	60.1
International Property funds	—	—	—	30.8	30.8

Total Fair Value	$419.1	$2.6	$—	$212.8	$634.5

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

The fair value of our pension plan assets as of December 31, 2021, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value (NAV) Practical Expedient(a)	Total Fair Value
Cash Equivalents and Money Markets	$29.6	$—	$—	$—	$29.6
Common Stocks:
Actively Managed U.S. Equities	112.8	—	—	—	112.8
Fixed Income Bonds and Notes
Commingled and Mutual Funds:	129.1	—	—	—	129.1
U.S. Equity Funds	93.7	—	—	121.5	215.2
Non-U.S. Equity Funds	116.2	—	—	—	116.2
U.S. Fixed Income, Government and Corporate	34.0	—	—	—	34.0
Registered Investment Company	—	—	—	190.6	190.6
Non-U.S. Fixed Income, Government and Corporate	—	—	—	2.1	2.1
International Balanced Funds	29.0	—	—	—	29.0
Alternative Investments:
Insurance/Annuity Contract(s)	—	2.7	—	—	2.7
Hedge Funds and LDI	—	—	—	64.0	64.0
International Property Funds	—	—	—	50.8	50.8

Total Fair Value	$544.4	$2.7	$—	$429.0	$976.1

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

Crane Company

(A Business of Crane Holdings, Co.)

Cash Flows

We expect, based on current actuarial calculations, to contribute cash of approximately $18.1 million to the defined benefit pension plans during 2023. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2023	$48.7	$0.5
2024	48.5	0.5
2025	50.5	0.4
2026	50.7	0.4
2027	52.0	0.4
2028 to 2032	253.8	1.3

Total payments	$504.2	$3.5

Defined Contribution Plans

Crane sponsors savings and investment plans that are available to our eligible employees including employees of our subsidiaries. We made contributions to the plans of $9.0 million, $8.0 million and $8.4 million in 2022, 2021 and 2020, respectively.

In addition to participant deferral contributions and company matching contributions on those deferrals, we provide a 3% non-matching contribution to eligible participants. We made non-matching contributions to these plans of $10.4 million, $9.7 million and $10.2 million in 2022, 2021 and 2020, respectively.

8. Stock-Based Compensation Plans

Crane Company participates in Crane’s stock-based compensation plans which are used to provide long-term incentive compensation through stock options, restricted share units, performance-based restricted share units and deferred stock units. Stock-based compensation expense reflected in the accompanying Combined Financial Statements relates to stock plan awards of Crane awarded to Crane Company related employees and not stock awards of Crane Company as Crane Company does not grant stock awards. The following disclosures represent stock-based compensation expenses attributable to Crane Company based on the awards and terms previously granted under Crane’s stock-based compensation plans to Crane Company employees. Accordingly, the amounts presented are not necessarily indicative of future awards and do not necessarily reflect the results that Crane Company would have experienced as an independent company for the periods presented.

As of December 31, 2022, Crane had stock-based compensation awards outstanding under the following Crane shareholder-approved plans: the 2013 Stock Incentive Plan (the “2013 Plan”), 2018 Stock Incentive Plan (the “2018 Plan”) and 2018 Amended and Restated Stock Incentive Plan (“2018 Amended & Restated Plan”), applicable to employees and non-employee directors.

The 2013 Plan was approved by the Crane Board of Directors and stockholders at the annual meeting in 2013. The 2013 Plan originally authorized the issuance of up to 9,500,000 shares of stock pursuant to awards under the plan. In 2018, in view of the limited number of shares remaining available under the 2013 Plan, the Crane Board of Directors and stockholders approved the adoption of the 2018 Plan which authorized the issuance of up to 6,500,000 shares of Crane stock. In 2021, the Crane Board of Directors and stockholders approved the adoption of the 2018 Amended and Restated Stock Incentive Plan which authorized the issuance of up to 4,710,000 shares of Crane stock. No further awards will be made under the 2013 Plan or 2018 Plan.

The stock incentive plans are used to provide long-term incentive compensation through stock options, restricted share units, performance-based restricted share units and deferred stock units.

Crane Company

(A Business of Crane Holdings, Co.)

Stock Options

Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the closing price on the date of grant. Unless otherwise determined by the Compensation Committee which administers the plan, options become exercisable at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant. All options granted to directors and options granted to officers and employees after 2014 expire 10 years after the date of grant.

Crane determines the fair value of each grant using the Black-Scholes option pricing model. The weighted average assumptions for grants made during the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Dividend yield	2.05%	3.06%	3.05%
Volatility	33.96%	36.28%	27.15%
Risk-free interest rate	1.92%	0.50%	1.23%
Expected lives in years	7.2	5.2	5.2

Expected dividend yield is based on Crane’s dividend rate. Expected stock volatility was determined based upon the historical volatility for the four-year period preceding the date of grant. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. The expected lives of the awards represent the period of time that options granted are expected to be outstanding.

Activity in Crane’s stock option plans related to our employees for the year ended December 31, 2022 were as follows:

Option Activity	Number of Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding as of January 1, 2022	1,876	$74.94
Granted	108	101.72
Exercised	(370)	72.95
Canceled	(60)	71.68

Options outstanding as of December 31, 2022	1,554	$77.41	5.79

Options exercisable as of December 31, 2022	1,004	$75.61	4.81

Included in our share-based compensation was expense recognized for our stock option awards of $3.2 million, $4.2 million and $4.7 million in 2022, 2021 and 2020, respectively. These amounts exclude $1.9 million, $2.0 million and $1.9 million in 2022, 2021 and 2020, respectively, of share-based compensation expense recognized for our stock option awards related to corporate employees that have been allocated to other affiliates of Crane.

The weighted average fair value of options granted during 2022, 2021 and 2020 was $32.51, $20.82 and $15.24, respectively. The total fair value of shares vested during 2022, 2021 and 2020 was $5.1 million, $5.8 million and $5.7 million, respectively. The total intrinsic value of options exercised during 2022, 2021 and 2020 was $11.3 million, $35.7 million and $3.6 million, respectively. The aggregate intrinsic value of exercisable options was $24.9 million, $31.7 million and $28.6 million as of December 31, 2022, 2021 and 2020, respectively.

The total cash received from these option exercises during 2022, 2021 and 2020 was $21.2 million, $24.9 million and $7.7 million, respectively and is reflected in the Combined Statements of Cash Flows as “Net Transfers to Parent” within financing activities. The tax benefit realized for the tax deductions from option exercises and vesting of restricted share units was $0.9 million, $3.8 million and $0.3 million as of December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $5.6 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted average period of 1.29 years.

Crane Company

(A Business of Crane Holdings, Co.)

Restricted Share Units and Performance-Based Restricted Share Units

Restricted share units vest at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant and are subject to forfeiture restrictions which lapse over time. The vesting of performance-based restricted share units is determined in three years based on relative total shareholder return for Crane compared to the S&P Midcap 400 Capital Goods Group, with payout potential ranging from 0% to 200% but capped at 100% if our three-year total shareholder return is negative.

Included in our share-based compensation was expense recognized for our restricted share unit and performance-based restricted share unit awards of $11.7 million, $12.1 million and $10.6 million in 2022, 2021 and 2020, respectively. These amounts exclude $7.4 million, $6.6 million and $5.1 million in 2022, 2021 and 2020, respectively, of share-based compensation expense recognized for our restricted share unit and performance-based restricted share unit awards related to corporate employees that have been allocated to other affiliates of Crane. The tax benefit (detriment) for the vesting of the restricted share units was $1.3 million, $(0.1) million and $0.1 million as of December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $24.4 million of total future compensation cost related to restricted share unit and performance-based restricted share unit awards, to be recognized over a weighted average period of 1.91 years.

Changes in Crane’s restricted share units related to our employees for the year ended December 31, 2022 were as follows:

Restricted Share Unit Activity	Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted share units as of January 1, 2022	439	$83.31
Restricted share units granted	147	101.23
Restricted share units vested	(116)	83.80
Restricted share units forfeited	(28)	83.99
Performance-based restricted share units granted	60	120.68
Performance-based restricted share units vested	(62)	93.05
Performance-based restricted share units forfeited	(13)	92.24

Restricted share units as of December 31, 2022	427	$92.88

9. Leases

Arrangements that explicitly or implicitly relate to property, plant and equipment are assessed at inception to determine if the arrangement is or contains a lease. Generally, we enter into operating leases as the lessee and recognize right-of-use assets and lease liabilities based on the present value of future lease payments over the lease term.

We lease certain vehicles, equipment, manufacturing facilities, and non-manufacturing facilities. We have leases with both lease components and non-lease components, such as common area maintenance, utilities, or other repairs and maintenance. For all asset classes, we applied the practical expedient to account for each separate lease component and its associated non-lease component(s) as a single lease component.

We identify variable lease payments, such as maintenance payments based on actual activities performed or costs incurred, at lease commencement by assessing the nature of the payment provisions, including whether the payments are subject to a minimum.

Certain leases include options to renew for an additional term or company-controlled options to terminate. We generally determine it is not reasonably certain to assume the exercise of renewal options because there is no economic incentive to renew. As termination options often include penalties, we generally determine it is reasonably certain that termination options will not be exercised because there is an economic incentive not to terminate. Therefore, these options generally do not impact the lease term or the determination or classification of the right-of-use asset and lease liability.

In the third quarter of 2017, we entered a seven-year lease for a used airplane which includes a maximum residual value guarantee of $11.1 million if the fair value of the airplane is less than $14.4 million at the end of the lease term. We do not believe it is probable that any amount will be owed under this guarantee. Therefore, no amount related to the residual value guarantee is included in the lease payments used to measure the right-of-use asset and lease liability. We have not entered any other leases where a residual value guarantee is provided to the lessor.

Crane Company

(A Business of Crane Holdings, Co.)

We do not enter arrangements where restrictions or covenants are imposed by the lessor that, for example, relate to incurring additional financial obligations. Furthermore, we have not entered into any significant sublease arrangements.

We use our collateralized incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. The rate implicit in the lease is generally unknown, as we generally operate in the capacity of the lessee.

Our Combined Balance Sheet includes the following related to leases:

(in millions) December 31,	Classification	2022	2021
Assets
Operating right-of-use assets	Other assets	$58.4	$67.6
Liabilities
Current lease liabilities	Accrued liabilities	$11.6	$14.4
Long-term lease liabilities	Other liabilities	49.7	55.7

Total lease liabilities		$61.3	$70.1

The components of lease cost were as follows:

(in millions) December 31,	2022	2021	2020
Operating lease cost	$18.1	$19.7	$18.9
Variable lease cost	4.6	4.6	4.8

Total lease cost	$22.7	$24.3	$23.7

The weighted average remaining lease terms and discount rates for our operating leases were as follows:

(in millions) December 31,	2022	2021
Weighted average remaining lease term (in years) – operating leases	7.7	6.1
Weighted average discount rate – operating leases	3.4%	3.0%

Supplemental cash flow information related to our operating leases was as follows for periods ended December 31, 2022, 2021 and 2020:

(in millions) December 31,	2022	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities – operating cash flows	$14.2	$17.0	$16.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$16.2	$15.6	$6.6

Future minimum operating lease payments are as follows:

(in millions)	December 31, 2022
2023	$13.3
2024	11.7
2025	8.7
2026	7.0
2027	6.3
Thereafter	23.5

Total future minimum operating lease payments	$70.5
Imputed interest	9.2

Present value of lease liabilities reported	$61.3

Crane Company

(A Business of Crane Holdings, Co.)

10. Income Taxes

Provision for Income Taxes

Our income before taxes is as follows:

(in millions) For the year ended December 31,	2022	2021	2020
U.S. operations	$187.4	$141.0	$91.9
Non-U.S. operations	127.2	136.3	107.4

Total	$314.6	$277.3	$199.3

Our provision (benefit) for income taxes consists of:

(in millions) For the year ended December 31,	2022	2021	2020
Current:
U.S. federal tax	$21.8	$20.5	$7.2
U.S. state and local tax	1.7	0.9	0.4
Non-U.S. tax	75.7	25.2	12.8

Total current	99.2	46.6	20.4
Deferred:
U.S. federal tax	21.8	(5.3)	14.4
U.S. state and local tax	(5.4)	(0.2)	(2.9)
Non-U.S. tax	(0.8)	1.8	1.3

Total deferred	15.6	(3.7)	12.8

Total provision for income taxes*	$114.8	$42.9	$33.2

*

Included in the above amounts are excess tax benefits from share-based compensation of $2.2 million, $3.7 million, and $0.4 million in 2022, 2021, and 2020, respectively, which were reflected as reductions in our provision for income taxes in 2022, 2021 and 2020.

A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is as follows:

For the year ended December 31,	2022	2021	2020
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (reduction) from:
State and local taxes, net of federal benefit	(0.8)%	0.1%	(0.6)%
Income taxed at non-US rates	(3.0)%	(0.5)%	(5.0)%
Non-U.S. income inclusion, net of tax credits	0.0%	2.9%	2.8%
U.S. research and development tax credit	(0.6)%	(1.2)%	(1.0)%
U.S deduction for foreign derived intangible Income	(0.9)%	(0.6)%	(1.8)%
Deferred tax asset related to the sale of a subsidiary	6.6%	(7.5)%	0.0%
Nondeductible loss due to Asbestos Divestiture	12.3%	0.0%	0.0%
Other	1.9%	1.3%	1.3%

Effective tax rate	36.5%	15.5%	16.7%

Tax Related to Comprehensive Income

During 2022, 2021 and 2020, tax provision (benefit) of $8.4 million, $26.7 million and $(12.5) million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive loss.

Crane Company

(A Business of Crane Holdings, Co.)

Deferred Taxes and Valuation Allowances

The components of deferred tax assets and liabilities included in our Combined Balance Sheets are as follows:

(in millions) December 31,	2022	2021
Deferred tax assets:
Asbestos-related liabilities	$—	$127.6
Tax loss and credit carryforwards	74.9	85.9
Inventories	20.7	18.8
Pension and post-retirement benefits	4.4	13.8
Capitalized research and development	9.9	—
Accrued bonus and stock based compensation	7.9	8.2
Other	18.2	4.1

Total	$136.0	$258.4

Less: valuation allowance	(75.6)	(101.3)

Total deferred tax assets, net of valuation allowance	$60.4	$157.1

Deferred tax liabilities:
Basis difference in intangible assets	$(64.8)	$(44.6)
Basis difference in fixed assets	(17.5)	(19.0)
Deferred tax on non-U.S. unremitted earnings	(15.1)	—
Other	(5.3)	(7.3)
Total deferred tax liabilities	$(102.7)	$(70.9)

Net deferred tax asset (liability)	$(42.3)	$86.2

Balance Sheet classification:
Long-term deferred tax assets	3.2	124.1
Long-term deferred tax liability	(45.5)	(37.9)

Net deferred tax asset (liability)	$(42.3)	$86.2

As of December 31, we have made the following determinations with regard to our non-U.S. earnings:

(in millions)	Permanently reinvested		Not permanently reinvested
Amount of earnings	$400.7		$966.7
Associated tax	N/A	*	$15.1

*

Determination of U.S. income taxes and non-U.S. withholding taxes due upon repatriation of this $400.7 million of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions at the time the remittance occurs.

As of December 31, 2022, we had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

Year of expiration (in millions)	U.S. State Tax Credits	U.S. State Tax Losses	Non-U.S. Tax Losses	Total
2023–2027	$1.3	$124.5	$4.2
After 2027	0.4	660.1	3.5
Indefinite	16.4	4.3	110.9

Total tax carryforwards	$18.1	$788.9	$118.6

Deferred tax asset on tax carryforwards	$18.1	$36.9	$20.0	$75.0
Valuation allowance on tax carryforwards	(17.9)	(35.9)	(19.6)	(73.4)

Net deferred tax asset on tax carryforwards	$0.2	$1.0	$0.4	$1.6

As of December 31, 2022 and 2021, we determined that it was more likely than not that $73.4 million and $82.2 million, respectively, of our deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, we recorded a valuation allowance against these deferred tax assets. We also determined that it is more likely than not that a portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will not be realized. Accordingly, as of December 31, 2022 and 2021, a valuation allowance of $2.2 million and $19.1 million, respectively, was established against these U.S. state and non-U.S. deferred tax assets. Our total valuation allowance as of December 31, 2022 and 2021, was $75.6 million and $101.3 million, respectively.

Crane Company

(A Business of Crane Holdings, Co.)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2022	2021	2020
Balance of liability as of January 1,	$21.4	$22.7	$31.5
Increase as a result of tax positions taken during a prior year	0.9	0.6	0.3
Decrease as a result of tax positions taken during a prior year	(0.7)	(0.3)	(0.4)
Increase as a result of tax positions taken during the current year	1.8	2.5	1.5
Decrease as a result of settlements with taxing authorities	—	—	(2.3)
Reduction as a result of a lapse of the statute of limitations	(2.8)	(4.1)	(7.9)

Balance of liability as of December 31,	$20.6	$21.4	$22.7

As of December 31, 2022, 2021 and 2020, the amount of our unrecognized tax benefits that, if recognized, would affect our effective tax rate were $22.4 million, $22.7 million and $23.8 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. During the years ended December 31, 2022, 2021 and 2020, we recognized interest and penalty (income) expense of $0.3 million, $(0.1) million and $(0.5) million, respectively, in our Combined Statements of Operations. As of December 31, 2022 and 2021, we had accrued $3.7 million and $3.4 million, respectively, of interest and penalties related to unrecognized tax benefits on our Combined Balance Sheets.

During the next twelve months, it is reasonably possible that our unrecognized tax benefits could change by $4.2 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

Income Tax Examinations

Our income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. With few exceptions, the years for which we filed returns that are open to examination are as follows:

Jurisdiction	Year
U.S. federal	2019-2021
U.S. state and local	2016-2021
Non-U.S.	2016-2021

Currently, we and our subsidiaries are under examination in various jurisdictions, including Germany (2013 through 2018), Canada (2013 through 2015) and Luxembourg (2017 through 2018).

11. Accrued Liabilities

Accrued liabilities consist of:

(in millions) December 31,	2022	2021
Employee related expenses	$100.3	$121.8
Warranty	3.0	1.7
Current lease liabilities	11.6	14.4
Contract liabilities	49.4	40.3
Other	95.6	90.1

Total	$259.9	$268.3

Crane Company

(A Business of Crane Holdings, Co.)

12. Other Liabilities

(in millions) December 31,	2022	2021
Environmental	$17.6	$25.8
Long-term lease liabilities	49.7	55.7
Other	32.9	37.1

Total	$100.2	$118.6

13. Commitments and Contingencies

Asbestos Liability

On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco, then a wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into the Redco Purchase Agreement with Redco Buyer, an unrelated third party and long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco. In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-term borrowings and cash on hand. Concurrent with the completion of the Redco Sale, Redco Buyer contributed $83 million in cash to Redco. Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. While indemnification by each of Crane Company and Redco Buyer to the other party for breach of representations and warranties is capped at $83 million, in each case, based on the terms and subject to certain limitations as set forth in the Redco Purchase Agreement, liability of each of Crane Company and Redco Buyer for breaches of covenants and obligations and for indemnified liabilities is generally uncapped. Such covenants and obligations include that Redco has agreed to indemnify Crane Company and its affiliates for all claims arising out of asbestos liabilities, and Crane Company has agreed to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. has guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Upon consummation of the previously announced separation transaction pursuant to which, among other things, all outstanding shares of Crane Company will be distributed to Crane Holdings, Co.’s stockholders, Crane Holdings, Co. will be released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement.

As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets of Redco have been removed from Crane Company’s Combined Balance Sheet effective August 12, 2022 and the Business no longer has any obligation with respect to pending and future asbestos claims. As such, Redco has been deconsolidated from our 2022 financial results, as we no longer maintain control of the entity. Therefore, for the year ended December 31, 2022, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets of Redco are no longer reported on Crane Company’s Combined Balance Sheet. The Business recorded a loss on the divestiture of asbestos-related assets and liabilities of $162.4 million in the third quarter of 2022, including transaction expenses of $13.5 million.

The following is a summary of the loss on divestiture of asbestos-related assets and liabilities:

(in millions)
Cash	$(550.0)
Current insurance receivable	(13.8)
Long-term insurance receivable	(49.4)
Deferred tax asset	(107.9)
Current asbestos liability	62.5
Long-term asbestos liability	509.7

Loss on divestiture of asbestos-related assets and liabilities, before transaction costs	(148.9)
Transaction costs	(13.5)

Loss on divestiture of asbestos-related assets and liabilities	$(162.4)

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the years ended December 31, 2022, 2021 and 2020 totaled $35.8 million, $55.2 million and $50.9 million, respectively. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2022, 2021 and 2020 totaled $29.3 million, $44.9 million and $31.1 million, respectively. Detailed below are the comparable amounts for the periods indicated.

Crane Company

(A Business of Crane Holdings, Co.)

(in millions) For the year ended December 31,	2022	2021	2020
Settlement/indemnity costs incurred(a)	$29.4	$40.6	$35.3
Defense costs incurred (a)	6.4	14.6	15.6

Total costs incurred	$35.8	$55.2	$50.9

Settlement/indemnity payments	$33.8	$42.6	$24.7

Defense payments	6.1	15.4	16.7

Insurance receipts	(10.6)	(13.1)	(10.3)

Pre-tax cash payments, net	$29.3	$44.9	$31.1

(a)	Before insurance recoveries and tax effects.

Other Contingencies

Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2022 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.

Pursuant to the terms of the Redco Purchase Agreement (referenced above), Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include that Crane Company has agreed to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. has guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Upon consummation of the previously announced separation transaction pursuant to which, among other things, all outstanding shares of Crane Company will be distributed to Crane Holdings, Co.’s stockholders, Crane Holdings, Co. will be released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and ultimately Crane Company following the above referenced separation transaction, will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and a further transfer of this environmental liability to Crane Company upon effectiveness of the separation transaction is expected. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company, and Crane Holdings, Co. (as guarantor until the time of the separation transaction), have agreed to indemnify Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below to “we”, and “us” refer to Crane Holdings, Co. in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to the Redco Buyer on the Crab Orchard Site.

Goodyear Site

The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when we acquired UPI’s parent company, UniDynamics Corporation. UPI is now an indirect subsidiary of Crane Holdings, Co. and will become an indirect subsidiary of Crane Company following the separation transaction. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and

Crane Company

(A Business of Crane Holdings, Co.)

remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The total estimated gross liability was $24.8 million and $32.3 million as of December 31, 2022 and 2021, respectively and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.7 million and $7.1 million as of December 31, 2022 and 2021, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2022 and 2021, we recorded a receivable of $4.8 million and $7.3 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

Other Environmental Matters

Roseland, NJ Site

The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary of ours in 1985 when Crane Co. (n/k/a Redco) acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. We undertook an extensive soil remediation effort at the Roseland Site following our closure and had been monitoring the Site’s condition in the years that followed. In response to changes in remediation standards, in 2014 we began to conduct further site characterization and delineation studies at the Site. We are in the late stages of our remediation activities at the Site, which include a comprehensive delineation of contaminants of concern in soil, groundwater, surface water, sediment, and indoor air in certain buildings, all in accordance with the New Jersey Department of Environmental Protection guidelines and directives.

Marion, IL Site

Crane Co. (n/k/a Redco) has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. Unidynamics Corporation formerly leased portions of the Crab Orchard Site and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for a portion of the Crab Orchard Site (the “AUS-OU”), which includes an area where we maintained operations, pursuant to an Administrative Order on Consent. A remedial investigation report was approved in February 2015, and work on the feasibility study is underway. It is unclear when the final feasibility study will be completed, or when a final Record of Decision may be issued. As noted above, we have agreed to indemnify Redco Buyer against the Crab Orchard environmental liabilities, and accordingly we act as Redco’s agent with respect to such liabilities.

GD-OTS asked Crane Co. (n/k/a Redco) to participate in a voluntary, multi-party mediation exercise with respect to response costs that GD-OTS has incurred or will incur with respect to the AUS-OU, and Crane Co. (n/k/a Redco), the U.S. Government, and other PRPs entered into a non-binding mediation agreement in 2015. We have stepped into Redco’s position as a participant in the mediation. The first phase of the mediation, involving certain former munitions or ordnance storage areas, began in November 2017, but did not result in a multi-party settlement agreement. Subsequently, Redco entered discussions directly with GD-OTS and reached an agreement, as of July 13, 2021, to

Crane Company

(A Business of Crane Holdings, Co.)

contribute toward GD-OTS’s past RI-FS costs associated with the first-phase areas for an immaterial amount. We, as indemnitor, have also agreed to pay a modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that has proven to be and we expect to continue to be, in the aggregate, an immaterial amount. We understand that GD-OTS has also reached agreements with the U.S. Government and the other participating PRPs related to the first-phase areas of concern.

Negotiations between GD-OTS, the U.S. Government and remaining participants are underway with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities. The participants have reached agreement in principle on a framework for resolving the U.S. Government’s share of response costs, subject to consummation of a mutually-agreeable consent decree, but we at present cannot predict whether or when these negotiations will result in a definitive agreement, or when any determination of the ultimate allocable shares of GD-OTS and U.S. Government response costs for which we may be liable is likely to be completed. It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing defense and indemnity coverage, subject to reservations of rights.

Other Proceedings

We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of December 31, 2022, 2021 and 2020, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our Combined Financial Statements for the potential impact of all such matters.

14. Financing

Crane’s debt, which was centrally managed as part of Crane’s centralized treasury function, as of December 31, 2022 and 2021 consisted of the following:

(in millions) December 31,	2022	2021
364-Day Credit Agreement	$399.6	$—

Total short-term borrowings	$399.6	$—

364-Day Credit Agreement - On August 11, 2022, the Business entered a new senior unsecured 364-day credit facility (the “364-Day Credit Agreement”) under which it borrowed term loans denominated in U.S. dollars (the “Term Loans”) in an aggregate principal amount of $400 million. Interest on the Term Loans accrues at a rate per annum equal to, at the Business’s option, (a) a base rate (determined in a customary manner), plus a margin of 0.25% or 0.50% that is determined based upon the ratings by S&P and Moody’s of the Business’s senior unsecured long-term debt (the “Index Debt Rating”) or (b) an adjusted Term SOFR (determined in a customary manner) for an interest period to be selected by the Business, plus a margin of 1.25% or 1.50% that is determined based upon the Index Debt Rating. The 364-Day Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.

Commercial paper program - On July 28, 2021, Crane increased the size of the commercial paper program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount not to exceed $650 million at any time outstanding. Crane may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Prior to this increase, the CP Program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. The other terms and conditions of the CP Program remain the same. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time. The notes will have maturities of up to 397 days from date of issue. The notes rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. As of December 31, 2022 and 2021, there was no outstanding borrowings, respectively.

Crane Company

(A Business of Crane Holdings, Co.)

Other - As of December 31, 2022, Crane had open standby letters of credit of $66.8 million issued pursuant to a $170.3 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines. As of December 31, 2021, Crane had open standby letters of credit of $49.5 million issued pursuant to a $162.7 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.

Revolving Credit Facility - On July 28, 2021, Crane entered into a $650 million, 5-year Revolving Credit Agreement (the “2021 Facility”), which replaced the $550 million revolving credit facility that Crane had entered into in December 2017. The 2021 Facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date. Interest on loans made under the 2021 Facility accrues, at our option, at a rate per annum equal to (1) a base rate, plus a margin ranging from 0.00% to 0.50% depending upon the ratings by S&P and Moody’s of our senior unsecured long-term debt (the “Index Debt Rating”), or (2) an adjusted LIBO rate or the applicable replacement rate (determined based on “hardwired” LIBOR transition provisions consistent with those published by the Alternative References Rates Committee) for an interest period to be selected by us, plus a margin ranging from 0.805% to 1.50% depending upon the Index Debt Rating. The 2021 Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. Crane must also maintain a debt to capitalization ratio not to exceed 0.65 to 1.00 at all times. The 2021 Facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control of us. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of commercial paper. As of December 31, 2022 and 2021, there were no outstanding borrowings.

Subsequent Events – New Financing Arrangements

Credit Facilities - On March 17, 2023, Crane Company entered into a new senior unsecured credit agreement (the “Credit Agreement”), which provides for (i) a $500 million, 5-year Revolving Credit Facility (the “Revolving Facility”) and (ii) a $300 million, 3-year term loan facility (the “Term Facility”), funding under each of which will become available substantially concurrently with the Separation, subject to the satisfaction of customary conditions of facilities of this type. The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, depending on our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. As of the last day of each quarter, we must also maintain a total net leverage ratio not to exceed 3.50 to 1.00 (which, at Crane Company’s election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and a minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.

15. Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. The standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Crane Company

(A Business of Crane Holdings, Co.)

The standards describe three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical or similar assets and liabilities.

Level 2 – Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities. Level 2 assets and liabilities include over-the-counter derivatives, principally forward foreign exchange contracts, whose value is determined using pricing models with inputs that are generally based on published foreign exchange rates and exchange traded prices, adjusted for other specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Valuation Technique

The carrying value of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, commercial paper and accounts payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $4.1 million and $3.0 million as of December 31, 2022 and 2021, respectively. Our derivative assets include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Combined Balance Sheets and were $0.1 million and $0.0 million as of the years ended December 31, 2022 and 2021, respectively.

16. Restructuring

Overview

2022 Repositioning - In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions of approximately 160 employees, or about 2% of our global workforce. We expect to complete the program in the fourth quarter of 2023. We recorded a charge of $8.2 million for the year ended December 31, 2022.

2020 Repositioning - In the second quarter of 2020, we initiated actions in response to the adverse economic impact of COVID-19. These actions include workforce reductions of approximately 570 employees, or about 8% of our global workforce, and the exiting of two leased office facilities and one leased warehouse facility. We have completed this program and do not expect to incur additional restructuring charges. We recorded restructuring gain of $0.1 million for the year ended December 31, 2021. We recorded a charge of $10.9 million for the year ended December 31, 2020.

2019 Repositioning - In the fourth quarter of 2019, we initiated actions to consolidate two manufacturing operations in Europe within our Process Flow Technologies segment. In 2020, we recorded additional severance costs related to the final negotiation with the works council/union at both locations. These actions, taken together, included workforce reductions of approximately 180 employees, or about 2% of our global workforce. We expect to complete the program in the fourth quarter of 2023. We recorded a gain of $4.0 million in 2022. We recorded charges of $0.1 million and $6.1 million for the years ended December 31, 2021 and 2020, respectively.

2017 Repositioning - In the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions included headcount reductions of approximately 240 employees, or about 3% of our global workforce, and select facility

Crane Company

(A Business of Crane Holdings, Co.)

consolidations in North America and Europe. In 2020, we adjusted the estimate downward to reflect the impact of employees that chose to voluntarily terminate prior to receiving severance at the conclusion of the actions in North America. In 2021, we recorded a gain on sale of real estate related to these actions. We completed the program and do not expect to incur additional restructuring charges. We recorded a restructuring gain of $13.2 million and $3.8 million for the years ended December 31, 2021 and 2020 respectively.

Restructuring Charges (Gains), Net

We recorded restructuring charges (gains) which are reflected in the Combined Statements of Operations, as follows:

(in millions) For the year ended December 31,	2022	2021	2020
Aerospace & Electronics	$1.5	$—	$6.5
Process Flow Technologies	2.3	(13.2)	6.1
Engineered Materials	0.4	—	0.6

Total restructuring charges (gains), net	$4.2	$(13.2)	$13.2

The following table summarizes our restructuring charges (gains) by program, cost type and segment for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022					December 31, 2021					December 31, 2020
(in millions)	Severance		Other		Total	Severance		Other		Total	Severance	Other	Total
Aerospace & Electronics	$1.5		$—		$1.5	$—		$—		$—	$—	$—	$—
Process Flow Technologies	6.3		—		6.3	—		—		—	—	—	—
Engineered Materials	0.4		—		0.4	—		—		—	—	—	—

2022 Repositioning	8.2		—		8.2	—		—		—	—	—	—

Aerospace & Electronics	$—		$—		$—	$—		$—		$—	$6.5	$—	$6.5
Process Flow Technologies	—		—		—	(0.1	)(a)	—		(0.1)	3.8	—	3.8
Engineered Materials	—		—		—	—		—		—	0.6	—	0.6

2020 Repositioning	—		—		—	(0.1	)(a)	—		(0.1)	10.9	—	10.9

Process Flow Technologies	$(1.2	)(a)	$(2.8)	(b)	$(4.0)	$0.1		$—		$0.1	$6.1 (a)	$—	$6.1

2019 Repositioning	(1.2	)(a)	(2.8	)(b)	(4.0)	0.1		—		0.1	6.1	—	6.1

Aerospace & Electronics	$—		$—		$—	$—		$—		$—	$—	$—	$—
Process Flow Technologies	—		—		—	(0.4	)(a)	(12.8	)(b)	(13.2)	(3.8)	—	(3.8)

2017 Repositioning	—		—		—	(0.4	)(a)	(12.8	)(b)	(13.2)	(3.8)	—	(3.8)

Total	$7.0		$(2.8)		$4.2	$(0.4)		$(12.8)		$(13.2)	$13.2	$—	$13.2

(a)	Reflects changes in estimates for increases and decreases in costs related to our restructuring programs.
(b)	Reflects a pre-tax gain related to the sale of real estate.

The following table summarizes the cumulative restructuring costs incurred through December 31, 2022. We do not expect to incur additional facility consolidation costs to complete these actions as of December 31, 2022:

	Cumulative Restructuring Costs
(in millions)	Severance	Other	Total
Aerospace & Electronics	$1.5	$—	$1.5
Process Flow Technologies	6.3	—	6.3
Engineered Materials	0.4	—	0.4

2022 Repositioning	8.2	—	8.2

Aerospace & Electronics	$6.5	$—	$6.5
Process Flow Technologies	3.7	—	3.7
Engineered Materials	0.6	—	0.6

2020 Repositioning	10.8	—	10.8

Process Flow Technologies	$14.9	$ (2.8)	$ 12.1

2019 Repositioning	14.9	(2.8)	12.1

Aerospace & Electronics	$1.3	$ (1.4)	$ (0.1)
Process Flow Technologies	13.1	(12.7)	0.4

2017 Repositioning	$14.4	$(14.1)	$0.3

Crane Company

(A Business of Crane Holdings, Co.)

Restructuring Liability

The following table summarizes the severance accrual balances related to these restructuring charges by program which are included within “Accrued Liabilities” on our Combined Balance Sheets:

(in millions)	2022 Repositioning	2020 Repositioning	2019 Repositioning	2017 Repositioning	Total
Severance:
Balance as of December 31, 2020(c)	$—	$1.4	$16.0	$4.2	$21.6
Expense(a)	—	—	0.1	—	0.1
Adjustments(b)	—	(0.2)	—	(0.3)	(0.5)
Utilization	—	(1.2)	(4.6)	(3.2)	(9.0)

Balance as of December 31, 2021(c)	$—	$—	$11.5	$0.7	$12.2
Charges (Gain)(a)	8.2	—	(1.2)	—	7.0
Adjustments(b)	—	—	—	—	—
Utilization	—	—	(7.9)	(0.6)	(8.5)

Balance as of December 31, 2022(c)	$8.2	$—	$2.4	$0.1	$10.7

(a)	Included within “Restructuring charges (gains), net” in the Combined Statements of Operations
(b)	Included within “Restructuring charges (gains), net” in the Combined Statements of Operations and reflects changes in estimates for increases and decreases in costs
(c)	Included within “Accrued Liabilities” in the Combined Balance Sheets

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Crane Holdings, Co.’s and Crane Company’s (the “Companies”) Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the respective Companies’ disclosure controls and procedures as of the end of the year covered by this annual report. The Companies’ disclosure controls and procedures are designed to ensure that information required to be disclosed by the Companies in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and the information is accumulated and communicated to the Companies’ Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Companies’ Chief Executive Officer and Principal Financial Officer have concluded that these controls are effective as of the end of the year covered by this annual report.

Change in Internal Controls over Financial Reporting. During the year ended December 31, 2022, there have been no changes in Crane Holdings’ internal control over financial reporting, identified in connection with its evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Design and Evaluation of Internal Control over Financial Reporting. This Annual Report does not include a report of Crane Company’s management assessment regarding internal control over financial reporting or an attestation report of the registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Crane Holdings, Co.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crane Holdings, Co. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Responsibility for Financial Reporting” appearing in Item 8. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 1, 2023

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Crane Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.

MANAGEMENT

Executive Officers and Directors Following the Spin Off

Executive Officers

Following the spin-off, Crane Company will be an independent, publicly traded company. The following table sets forth information regarding individuals who are expected to serve as Crane Company’s executive officers, including their positions after the spin-off, and is followed by biographies of each such executive officer. While some of Crane Company’s executive officers are currently officers and employees of Crane Holdings, Co., after the spin-off, none of these individuals will be employees or officers of Crane NXT. The information set forth below is as of February 2, 2023.

Name	Age	Position
Max H. Mitchell	59	President and Chief Executive Officer
Richard A. Maue	52	Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Anthony M. D’Iorio	59	Executive Vice President, General Counsel and Secretary
Alejandro Alcala	47	Executive Vice President
Tami Polmanteer	57	Executive Vice President, Chief Human Resources Officer

Max H. Mitchell

Max H. Mitchell was appointed President and Chief Executive Officer and a Director of Crane in January 2014. Mr. Mitchell has been with Crane since 2004, in previous roles as President of Crane’s Fluid Handling Group, Executive Vice President and Chief Operating Officer for all of Crane, and President and Chief Operating Officer. Before joining Crane, Mr. Mitchell served in various operating roles for the Pentair Tool Group and divisions within the Danaher Corporation. Mr. Mitchell began his career with the Ford Motor Company in finance and operations. Mr. Mitchell, a native of Pittsburgh, obtained his MBA in Finance from the University of Pittsburgh, Katz Graduate School of Business and his BA from Tulane University. He is a member of the G100 and on the Board of Trustees of Manufacturers Alliance. He previously served on the Board of Directors of Lennox International, Inc. from 2016-2022 and on the Board of the Valve Manufacturing Association of America.

Richard A. Maue

Richard A. Maue joined Crane as Vice President, Controller & Chief Accounting Officer in August 2007. He served in that capacity until May 2010, when he became Co-Chief Financial Officer. In January 2013, Mr. Maue was promoted to Vice President, Finance & Chief Financial Officer, assuming full responsibility for all finance functions at Crane. In January 2019, Mr. Maue was promoted to Senior Vice President, and in March 2019, he also assumed segment leadership responsibility for Crane’s A&E segment.

Prior to joining Crane, Mr. Maue worked at Paxar Corporation as Vice President, Controller and Chief Accounting Officer. Prior to Paxar, Mr. Maue worked at Protiviti, Inc. as a Director in their Internal Audit Practice. Mr. Maue started his career in the audit and business advisory practice at Arthur Andersen.

Anthony M. D’Iorio

Anthony M. D’Iorio joined Crane in 2005 as Assistant General Counsel and Assistant Secretary, was promoted to Deputy General Counsel in 2013 and was appointed to his current position in February 2018. Prior to joining Crane, Mr. D’Iorio served as Vice President, General Counsel and Secretary of ALSTOM Inc., the U.S. subsidiary of French based ALSTOM SA, serving the energy and transportation markets (1998-2004), and practiced law in New York City at Hughes Hubbard & Reed, LLP (1995-1998) and Mudge Rose Guthrie Alexander & Ferdon (1988-1995).

Alejandro Alcala

Alejandro Alcala joined Crane in 2013 as President of Crane Pumps & Systems. Mr. Alcala served in that capacity until 2014, when he was promoted to President of Crane ChemPharma & Energy. In March 2020, Mr. Alcala was promoted to Senior Vice President, Crane. Mr. Alcala is responsible for overseeing Crane’s PFT segment, as well as the Regional Presidents (China, India and the Middle East & Africa).

Prior to Crane, Mr. Alcala had a successful career with Eaton Corporation holding various operations and strategic marketing positions. Mr. Alcala completed dual Bachelors of Science degrees in Mechanical and Electrical Engineering, graduating from Instituto Tecnologico Y De Estudios Superiores De Monterey in Monterey Mexico. Mr. Alcala later completed an MBA from the Ross School of Business at the University of Michigan.

Tami Polmanteer

Tami Polmanteer joined Crane as Senior Vice President, Chief Human Resources Officer in March 2021. Prior to joining Crane, Ms. Polmanteer worked at Aleris Corporation as the Chief Human Resources Officer, and at Daymon Worldwide as the Chief Human Resources Officer. Ms. Polmanteer also spent a large part of her early career at the Kellogg Company, ultimately as the Vice President of Human Resources, International and Corporate Functions. Before her time with Kellogg, Ms. Polmanteer worked at ABEX NWL Aerospace.

Directors

The following table sets forth information with respect to those persons who are expected to serve on Crane Company’s Board of Directors following the completion of the spin-off, and is followed by biographies of each such individual. The nominees have been appointed by Crane Company’s current Board of Directors to serve on Crane Company’s Board of Directors effective as of the filing of the Crane Company amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. The information set forth below is as of January 23, 2023.

Name	Age	Title	Independent
Martin R. Benante	70	Director	✓
Sanjay Kapoor	62	Director	✓
Ronald C. Lindsay	64	Director	✓
Ellen McClain	58	Director	✓
Charles G. McClure, Jr.	69	Director	✓
Max H. Mitchell	59	President and Chief Executive Officer and Director
Jennifer M. Pollino	58	Director	✓
John S. Stroup	56	Director	✓
James L. L. Tullis	75	Director and Chairman of the Board	✓

Martin R. Benante

Retired Chairman of the Board and Chief Executive Officer of Curtiss-Wright Corporation, Charlotte, NC (supplier of highly engineered products and services to commercial, industrial, defense, and energy markets), having served from 2000 to 2015.

Other Directorships:

Crane Holdings, Co. since 2015

Relevant Skills and Experience:

•

Strategic, operational, and managerial expertise gained through a more than 35-year career with a leading industrial manufacturer of highly engineered products in critical service applications, serving markets similar to those of Crane

•	CEO of a publicly traded company with international operations

•	Expertise in domestic and international mergers and acquisitions, and in the global integration of acquired companies

Sanjay Kapoor

A highly accomplished industrial manufacturing executive, Mr. Kapoor is the retired Executive Vice President and CFO of Spirit AeroSystems, having previously held roles of increasing responsibility at Raytheon Integrated Defense Systems and Pratt and Whitney. Mr. Kapoor has significant experience gained serving markets similar to Crane Company, as well as financial expertise. He is a director of Saab Inc. and Black and Veatch.

Ronald C. Lindsay

Retired Chief Operating Officer of Eastman Chemical Company, Kingsport, TN (manufacturer of specialty chemicals, plastics, and fibers). Chief Operating Officer from 2013 to 2016, and Executive Vice President, Specialty Fluids and Intermediates, Fibers, Adhesives and Plasticizers Worldwide Engineering, Construction and Manufacturing Support, from 2011 to 2013. Positions of increasing responsibility with Eastman Chemical Company from 1980, including Senior Vice President from 2006 to 2009 and Executive Vice President from 2009 to 2013.

Other Directorships:

Crane Holdings, Co. since 2013

Relevant Skills and Experience:

•	Corporate strategy, operational, sales, and manufacturing expertise gained by extensive senior executive experience with Eastman

•	Chemical Company, a leading chemical manufacturer served by the Company’s Process Flow Technologies segment

Ellen McClain

Chief Operating Officer, since 2021, and Chief Financial Officer from 2015 to 2021, Year Up, Boston, MA (not-for-profit provider of job training services). Senior management and financial positions with New York Racing Association, Inc., Ozone Park, NY (operator of thoroughbred racetracks), including President from 2012 to 2013. Vice President, Finance of Hearst-Argyle Television, Inc., New York, NY (operator of local television stations) from 2004 to 2009.

Other Directorships:

Crane Holdings, Co. since 2013

Horseracing Integrity and Safety Authority since 2021

Relevant Skills and Experience:

•	Financial, operational and organizational expertise gained as chief financial officer, chief operating officer, and president of public and private enterprises

•	Broad experience as a senior executive with responsibility for organizational direction and development, financial expertise, and intellectual capital

Charles G. McClure, Jr.

Managing Partner of Michigan Capital Advisors, Bloomfield, MI (private equity firm investing in Tier 2 and 3 global automotive and transportation suppliers). Prior to co-founding Michigan Capital Advisors in 2014, served from 2004 to 2013 as Chairman of the Board, CEO and President of Meritor, Inc., Troy, MI (leading global supplier of drivetrain, mobility, braking, and aftermarket solutions for commercial vehicle and industrial markets).

Other Directorships:

Crane Holdings, Co. since 2017

3D Systems since 2017; Chairman since 2018

Penske Corporation since 2013

DTE Energy Company since 2012

Relevant Skills and Experience:

•	More than 35 years of experience in corporate strategy, manufacturing, sales, operational, and intellectual capital expertise in various industries, including transportation

•

Proven leadership skills with over 20 years of experience as chief executive officer, president, and director of major domestic and international corporations, as well as a member of the boards of various industry organizations

Max H. Mitchell

Max H. Mitchell was appointed President and Chief Executive Officer and a Director of Crane in January 2014. Mr. Mitchell has been with Crane since 2004, in previous roles as President of Crane’s Fluid Handling Group, Executive Vice President and Chief Operating Officer for all of Crane, and President and Chief Operating Officer.

Before joining Crane, Mr. Mitchell served in various operating roles for the Pentair Tool Group and divisions within the Danaher Corporation. Mr. Mitchell began his career with the Ford Motor Company in finance and operations. Mr. Mitchell, a native of Pittsburgh, obtained his MBA in Finance from the University of Pittsburgh, Katz Graduate School of Business and his BA from Tulane University. He is a member of the G100 and on the Board of Trustees of Manufacturers Alliance. He previously served on the Board of Directors of Lennox International, Inc. from 2016-2022 and on the Board of the Valve Manufacturing Association of America.

Other Directorships:

Crane Holdings, Co. since 2014

Lennox International, Inc. from 2016 to 2022

Manufacturers Alliance

Relevant Skills and Experience:

•	Comprehensive knowledge of the Company’s culture and operations gained from successive leadership positions of increasing responsibility

•	Demonstrated expertise developing and driving corporate strategy and optimizing portfolio results

•	Extensive knowledge of, and experience with, the global end markets in which the Company trades

•	Broad international and domestic M&A expertise, including successful integration of acquired companies

•	Extensive experience leveraging the Company’s intellectual/human capital management process to drive a performance-based culture

Jennifer M. Pollino

Executive Coach and Consultant, JMPollino LLC, Charlotte, NC since 2012. Executive Vice President, Human Resources and Communications, Goodrich Corporation, Charlotte, NC (aerospace products manufacturer) from 2005 to 2012. Prior positions at Goodrich included President and General Manager of Goodrich Aerospace’s Aircraft Wheels & Brakes Division and of its Turbomachinery Products Division, and Vice President and General Manager of Goodrich Aerospace, Aircraft Seating Products.

Other Directorships:

Crane Holdings, Co. since 2013

Hubbell Incorporated since 2020

Kaman Corporation since 2015; Lead Independent Director since 2021

National Association of Corporate Directors since 2021

Relevant Skills and Experience:

•

Broad experience as an aerospace industry senior executive with responsibility for corporate governance, intellectual capital, and organizational issues, as well as financial and operational expertise, gained in over 20 years as senior executive and general manager with a leading aerospace products company

•	Financial expertise gained as controller of savings and loan association and field accounting officer at Resolution Trust Corporation

•	Certified Public Accountant

John S. Stroup

Operating Advisor, Clayton, Dubilier & Rice (a global private equity manager that invests in and builds businesses) since 2020. Former President, Chief Executive Officer, and member of the board of directors from 2005 to May 2020, Chairman from 2016, and Executive Chairman from 2020 to May 2021, of Belden Inc. (a global leader in signal transmission and security solutions).

Other Directorships:

Crane Holdings, Co. since 2020

Tenneco since 2020

Zurn Water since 2008

Belden, Inc. from 2005 to May 2021; Chairman from 2016 to 2020; Executive Chairman from 2020 to May 2021

Relevant Skills and Experience:

•	More than 30 years of experience in industrial manufacturing of highly engineered products and business strategy development

•	Proven leadership skills with over 15 years of experience as president, chief executive officer and director of a global leader in signal transmission and security solutions

James L. L. Tullis

Chairman, Tullis Health Investors, LLC, Palm Beach Gardens, FL (venture capital investments in the health care industry) from 1988 to the present.

Other Directorships:

Crane Holdings, Co. since 1998

ATEC, Inc. since 2018

Exagen Diagnostics, Inc. from 2015 to 2023 (resignation effective with 2023 annual meeting)

Lord Abbett & Co. Mutual Funds since 2006; Chairman since 2017

electroCore, Inc. from 2018 to 2020

Relevant Skills and Experience:

•	Executive leadership, financial and organizational expertise gained as chief executive officer of venture capital investment group

•

Significant experience and expertise in management, strategy and governance matters gained as director of several public and private companies, including serving as chairman and on the compensation, nominating and governance, audit and executive committees of public companies

Board Committees

Crane Company’s Board of Directors has four standing committees: an Audit Committee, a Management Organization and Compensation Committee, a Nominating and Governance Committee and an Executive Committee. The principal functions of each committee are briefly described below. Crane Company intends to comply with the listing requirements and other rules and regulations of the NYSE, or a comparable public market, as amended or modified from time to time, with respect to each of these committees and each of these committees will be comprised exclusively of independent directors. Additionally, Crane Company’s Board of Directors may, from time to time, establish other committees to facilitate Crane Company’s Board of Directors’ oversight of management of the business and affairs of Crane Company.

Audit Committee

The Audit Committee will be Crane Company’s Board of Directors’ principal agent in fulfilling legal and fiduciary obligations with respect to matters involving Crane Company’s accounting, auditing, financial reporting, internal control, legal compliance functions and conflicts of interest. The Audit Committee has the authority and responsibility for the appointment, retention, compensation and oversight of our independent auditors. All members of the Audit Committee meet the independence and expertise requirements of the NYSE, and all will qualify as “independent” under the provisions of SEC Rule 10A-3. In addition, the Audit Committee includes members that Crane Company’s Board of Directors determines to be “audit committee financial experts” as defined in regulations of the SEC.

Management Organization and Compensation Committee

The duties of the Management Organization and Compensation Committee include: coordinating the annual evaluation of the Chief Executive Officer; recommending to Crane Company’s Board of Directors all actions regarding compensation of the Chief Executive Officer; approving the compensation of other executive officers and reviewing the compensation of other officers and business unit presidents; reviewing director compensation; administering the annual incentive compensation plans and stock incentive plan; reviewing and approving any significant changes in or additions to compensation policies and practices, including benefit plans; and reviewing management development and succession planning policies. All members of the Management Organization and Compensation Committee will meet the independence requirements of the NYSE.

Nominating and Governance Committee

The duties of the Nominating and Governance Committee include developing criteria for selection of and identifying potential candidates for service as directors, policies regarding tenure of service and retirement for members of the Board of Directors and responsibility for and oversight of corporate governance matters, including director independence. All members of the Nominating and Governance Committee will meet the independence requirements of the NYSE.

Executive Committee

Crane Company’s Board of Directors also established an Executive Committee, which will meet when a quorum of the full Board of Directors cannot be readily convened. The Executive Committee has the authority to exercise any of the powers of the Board of Directors, except for approving an amendment of Crane Company’s amended and restated certificate of incorporation or amended and restated by-laws; adopting an agreement of merger or sale of all or substantially all of Crane Company’s assets or dissolution of Crane Company; filling vacancies on the Board of Directors or any committee thereof; or electing or removing officers.

Family Relationships

There are no family relationships among any of Crane Company’s directors or executive officers.

Corporate Governance Guidelines

Crane Company’s Board of Directors has adopted corporate governance guidelines (the “Corporate Governance Guidelines”) that will provide a framework for the effective governance of the Company. The Corporate Governance Guidelines address matters including Crane Company’s Board of Directors’ duties, director independence, director responsibilities, board structure and operation, director criteria and qualifications, board succession planning, board compensation, management evaluation and development, board orientation and training.

Director Independence

Crane Company’s Board of Directors will annually determine the independence of each director and nominee for election as a director under the NYSE’s, or a comparable public market’s, independence standards and the Corporate Governance Guidelines. A majority of Crane Company’s Board of Directors is comprised of independent directors.

Director Qualification Standards

The charter of the Nominating and Governance Committee of Crane Company’s Board of Directors provides that the Nominating and Governance Committee identify and recommend to Crane Company’s Board of Directors nominees for election to, or for filling any vacancy on, Crane Company’s Board of Directors in accordance with Crane Company’s amended and restated by-laws, the Corporate Governance Guidelines and such committee’s charter. The Nominating and Governance Committee may also consider such other factors as it may deem to be in the best interests of Crane Company and its stockholders. The Nominating and Governance Committee is expected to periodically review the requisite skills, expertise, diversity and other characteristics of board members. Crane Company believes it appropriate and important that at least one key member of Crane Company’s management participate as a member of Crane Company’s Board of Directors. In appropriate circumstances, this number may be increased.

Whenever the Nominating and Governance Committee concludes, based on the reviews or considerations described above or due to a vacancy, that a new nominee to Crane Company’s Board of Directors is required or advisable, it will consider recommendations from directors, management, stockholders and, if it deems appropriate, consultants retained for that purpose. In such circumstances, it will evaluate individuals recommended by stockholders in the same manner as nominees recommended from other sources.

In considering candidates submitted by stockholders, the Nominating and Governance Committee will take into consideration the needs of Crane Company’s Board of Directors and the qualifications of the candidate. A stockholder proposing to nominate a director must provide certain information about the nominating stockholder and the director nominee, including the following information, and must update such information as of the record date for the meeting:

•

the number of shares of Crane Company stock, including details regarding any derivative securities, held by the nominating stockholder and the director nominee and any of their respective affiliates or associates;

•

a description of any agreement regarding how the director nominee would vote, if elected, on a particular matter, including a representation that there are no other understandings, obligations or commitments;

•

a description of any agreement with respect to compensation as a director from any person other than Crane Company, including a representation that there are no other understandings, obligations or commitments;

•	a representation that the director nominee will comply with all publicly disclosed Crane Company Board of Directors’ policies, including those relating to confidentiality;

•	a completed questionnaire similar to the one required of existing directors, a copy of which the Corporate Secretary will provide upon request;

•	a description of any material interest the nominating stockholder has in any such nomination;

•	any other information about the proposed candidate that would, under the SEC’s proxy rules, be required to be included in Crane; and

•	Company’s proxy statement if the person were a nominee.

Such notice will be required to also be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director, if elected. A complete description of the requirements relating to a stockholder nomination will be set forth in Crane Company’s amended and restated by-laws.

Role of Crane Company’s Board of Directors in Risk Oversight

Crane Company’s Board of Directors recognizes its duty to assure itself that Crane Company has effective procedures for assessing and managing risks to Crane Company’s operations, financial position and reputation, including compliance with applicable laws and regulations. Crane Company’s Board of Directors charged its Audit Committee with responsibility for monitoring Crane Company’s processes and procedures for risk assessment, risk management and compliance, which includes receiving regular reports on environmental remediation activities, and on any violations of law or company policies and resultant corrective action. It is expected that the Audit Committee will receive presentations regarding these matters from management at each in-person meeting (at least quarterly). It is expected that Crane Company’s Director of Compliance and Ethics, as well as the Chief Audit Executive, will have regular independent communications with the Audit Committee. It is expected that the Chair of the Audit Committee will report any significant matters to Crane Company’s Board of Directors as part of his or her reports on the Audit Committee’s meetings and activities.

It is expected that Crane Company’s Board of Directors will receive an annual presentation by management on Crane Company’s risk management practices. It is also expected that Crane Company’s Board of Directors also will receive reports from management at each meeting regarding operating results, pending and proposed acquisition and divestiture transactions (each of which must be approved by Crane Company’s Board of Directors before completion), capital expenditures (material capital expenditures require Crane Company Board of Directors’ approval) and other matters.

In addition, the Management Organization and Compensation Committee of the Crane Company Board of Directors (the “Crane Company Compensation Committee”) will establish a process for assessing the potential that Crane Company’s compensation plans and practices may encourage executives to take risks that are reasonably likely to have a material adverse effect on Crane Company.

Coordination Among Board Committees Regarding Risk Oversight

AUDIT COMMITTEE	MANAGEMENT ORGANIZATION AND COMPENSATION COMMITTEE	NOMINATING AND GOVERNANCE COMMITTEE
• Financial reporting risk • Legal and compliance risk • Selection, performance assessment and compensation of the independent auditor • Cybersecurity risk • Fraud risk • Environmental risk

•   Performance assessment and compensation of the CEO and other executive officers

•   Management succession planning and intellectual capital development

•   Risk review of incentive compensation arrangements

• Governance risk • Independence of directors • Board succession planning • Board and committee performance evaluation

Code of Business Conduct and Ethics

Crane Company’s Board of Directors adopted a code of business conduct and ethics (the “Code of Business Conduct and Ethics”) that applies to Crane Company’s directors, officers and employees. The Code of Business Conduct and Ethics covers many areas of professional ethical conduct to deter wrongdoing and promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

•	full, fair, accurate, timely and understandable disclosure in Crane Company’s SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of law or the code to appropriate persons identified in the Code of Business Conduct and Ethics; and

•	accountability for adherence to the Code of Business Conduct and Ethics, including fair process by which to determine violations.

Any waiver of the Code of Business Conduct and Ethics for Crane Company’s directors or executive officers must be approved by a majority of Crane Company’s independent directors, and any such waiver shall be disclosed as required by law.

Compensation Committee Interlocks and Insider Participation

During Crane’s fiscal year ended December 31, 2022, Crane Company was not an independent company and therefore did not have a Management Organization and Compensation Committee or any other committee serving a similar function. Decisions as to the compensation of those who currently serve as Crane executive officers and who are expected to serve as Crane Company executive officers after the spin-off were made by Crane Holdings, Co., as described in the section of this annual report on Form 10-K entitled “Compensation Discussion and Analysis.”

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

Crane Company is currently a wholly-owned subsidiary of Crane Holdings, Co. Decisions regarding the past compensation for Crane Company’s named executive officers while they were employed by Crane were made, as applicable, by Crane’s senior management or the Crane Holdings, Co. Compensation Committee. Upon completion of, or shortly prior to, the distribution, Crane Company’s executive compensation programs, policies and practices for its executive officers will be established by the Crane Company Compensation Committee.

For purposes of this Compensation Discussion and Analysis and the following executive compensation tables, the individuals referred to as the “named executive officers” (or “NEOs”) are Crane Company’s Chief Executive Officer, Chief Financial Officer and, of the other individuals designated as Crane Company’s executive officers, the three most highly compensated based on 2022 compensation from Crane. The individuals designated as Crane Company’s named executive officers are listed below.

•	Max H. Mitchell, President and Chief Executive Officer

•	Richard A. Maue, Executive Vice President, Chief Financial Officer and Principal Accounting Officer

•	Anthony M. D’Iorio, Executive Vice President, General Counsel and Secretary

•	Alejandro Alcala, Executive Vice President

•	Tami Polmanteer, Executive Vice President, Chief Human Resources Officer

The following sections of this Compensation Discussion and Analysis describe Crane’s executive compensation philosophy, executive compensation program elements and certain of Crane’s executive compensation plans, policies and practices, as well as, to the extent known, certain aspects of Crane Company’s anticipated compensation structure following the distribution.

•	Section 1 – Crane Compensation Philosophy and Principles

•	Section 2 – Principal Elements of Crane’s Executive Compensation Program

•	Section 3 – Compensation Decision-Making Process

•	Section 4 – Policies and Practices Related to Crane’s Executive Compensation Program

•	Section 5 – Going Forward Crane Company Compensation Arrangements

Section 1 – Crane Compensation Philosophy and Principles

The Crane Holdings, Co. Compensation Committee is firmly committed to implementing a compensation program that aligns management and stockholder interests, encourages executives to drive sustainable stockholder value creation and helps retain key personnel. This core philosophy is embedded in the following principles, which guide all aspects of Crane’s compensation program:

Crane believes that compensation should be directly linked to performance and highly correlated to stockholder value. The principles that guide Crane’s decisions involving executive compensation are that compensation should be:

1.	Based on performance: overall performance of Crane; performance of the executive’s business unit, as applicable; and individual performance of the executive.

2.	Aligned with the annual operating plan and longer term strategic plans and objectives to build sustainable value for stockholders.

3.	Competitive given relevant and appropriate market conditions in order to attract and retain highly qualified executives

4.

Consistent with high standards of corporate governance and designed to avoid encouraging executives to take risks that are reasonably likely to have a material adverse effect on Crane or to behave in ways that are inconsistent with Crane’s objectives, values, and standards of behavior.

Crane designs its performance-based incentive compensation so that variation in performance will result in meaningful variation in the earned compensation paid to its named executive officers and other key executives. Thus, actual compensation amounts will vary above or below targeted levels depending on the performance of Crane and/or the business unit and achievement of individual performance goals.

Section 2 – Principal Elements of Crane’s Executive Compensation Program

The following table summarizes the principal elements of Crane’s executive officer compensation program.

Compensation Element	Principal Objectives	Key Characteristics

Base Salary	To provide a fixed amount for performing the duties and responsibilities of the position	• Determined based on overall performance, level of responsibility, competitive compensation data and comparison to other company executives

Annual Incentive Plan	To motivate executive officers to achieve annual financial performance goals	• Payment based on achievement of business unit and company-wide performance goals relative to annual pre-established targets

Performance-Based Restricted Share Units (“PRSUs”)*	To motivate executive officers to drive long-term profitable growth

•   Number of shares actually earned based on relative total stockholder return (share price appreciation plus reinvested dividends) (“TSR”)

•   of the three-year performance period Earned shares vest upon conclusion

Stock Options	To attract and retain executive officers and align their interests with long-term stockholder interests	• Grants vest ratably over four years • Value realized dependent on company stock price appreciation

Time-Based Restricted Share Units (“TRSUs”)	To retain executive officers and drive profitable growth	• Grants vest ratably over four years • Value realized varies with company stock price performance

*	PRSUs and TRSUs may be collectively referred to in this information statement as “RSUs” or “restricted share units.”

• Determined based on overall performance, level of responsibility, competitive compensation data and comparison to other company executives	• Earned shares vest upon conclusion of the three-year performance period

• Payment based on achievement of business unit and company-wide performance goals relative to annual pre-established targets	• Grants vest ratably over four years

• Number of shares actually earned based on relative total stockholder return (share price appreciation plus reinvested dividends)	• Value realized dependent on company stock price appreciation

To retain executive officers and drive profitable growth	• Grants vest ratably over four years

• Value realized varies with company stock price performance

*	PRSUs and TRSUs may be collectively referred to in this annual report on Form 10-K as “RSUs” or “restricted share units.”

Base Salary

Base salary is fixed compensation paid to each executive for performing normal duties and responsibilities. Crane determines the amount at the date of hire based on competitive market data, current salary levels within the company and the salary level needed to attract the particular executive. Crane reviews and determines the amount annually based on the executive’s overall performance, competitive compensation data, level of responsibility and comparison to other Crane executives.

2022 Base Salaries for Named Executive Officers

The following table sets forth the base salary of each of Crane’s named executive officers as of December 31, 2022, who are expected to serve as Crane Company executive officers after the spin-off.

Named Executive Officer	Base Salary as of December 31, 2022
M. H. Mitchell	$1,200,000
R. A. Maue	$717,209
A. M. D’Iorio	$523,115
A. Alcala	$498,874
T. Polmanteer	$435,748

Annual Incentive Compensation

Crane pays its executive officers cash bonuses based on the attainment of company and business unit performance goals established in January and an assessment of individual performance conducted at the end of the year. Early in a given year, the Crane Holdings, Co. Compensation Committee establishes and approves the annual target bonus objectives and award opportunities for each NEO, subject to review and approval by Crane Holdings, Co.’s Board of Directors in the case of its Chief Executive Officer.

In making determinations about performance targets, the Crane Holdings, Co. Compensation Committee considers a variety of factors, including financial elements of the annual operating plan, comparison to prior year results, the general business outlook for the coming year, the opinions of analysts who follow Crane and its diversified industrial manufacturing peers.

Crane Holdings, Co.’s Chief Executive Officer and other officers participate in the discussions regarding annual incentive objectives so they can provide their input and understand the expectations of each incentive plan component. Each participating executive receives a confirmation of his or her annual bonus objectives and payout range after it has been approved by the Crane Holdings, Co. Compensation Committee (or by Crane Holdings, Co.’s Board of Directors, in the case of the Chief Executive Officer). Annual Incentive Plan (as defined below) objectives are not modified during the year, although the Crane Holdings, Co. Compensation Committee may determine to exclude certain special items impacting earnings from continuing operations per diluted share (“EPS”) or free cash flow, either known at the beginning of the year or occurring during the year.

The Crane Holdings, Co. Compensation Committee reviews the performance results for the Crane annual incentive plan (the “Annual Incentive Plan”), including Crane and business unit results and individual performance, at its regularly scheduled January meeting, which is generally the first meeting following the end of Crane Holdings, Co.’s fiscal year, in order that full-year performance may be considered. Based on this review, the Crane Holdings, Co. Compensation Committee determines and approves the annual cash bonuses for each of its executive officers.

For annual bonus and long-term stock-based compensation, the Crane Holdings, Co. Compensation Committee calibrates award values for targeted performance by reference to the 50th percentile of the market data for similarly sized companies, recognizing that the competitive range of the median is +/- 15% of the benchmarking data. Within that range, the competitive positioning for individual executives may vary above or below the median based on factors such as tenure, experience, proficiency in role and criticality to the organization. As noted above, the Crane Holdings, Co. Compensation Committee may determine to increase or decrease long-term stock-based compensation based on Crane and/or individual performance during the previous year, Crane Holdings, Co.’s stock price relative to historical stock price trends, availability of shares in Crane’s 2018 Amended and Restated Stock Incentive Plan (“2018 Stock Incentive Plan”) and other factors.

2022 Annual Incentive Objectives for Named Executive Officers

In 2022, the NEOs participated in the Annual Incentive Plan. Performance metrics for 2022 consisted of EPS and free cash flow (each as adjusted for special items by the Crane Holdings, Co. Compensation Committee for bonus calculation purposes under the Annual Incentive Plan, and which adjustments may in some cases differ from the adjustments made for reporting purposes), weighted 75% / 25% respectively, for the Chief Executive Officer and other corporate NEOs. In addition to the targeted performance goals, for each performance metric, the Crane Holdings, Co. Compensation Committee set minimum threshold and maximum cap values, so that actual payouts could range from 0% to 200% of the target award amounts.

In January 2022, the Crane Holdings, Co. Compensation Committee established an EPS target of $7.48 to align with Crane’s annual operating plan. The Crane Holdings, Co. Compensation Committee also established a payout range for EPS from $5.98 (0% payout) to $8.98 (200% payout). For free cash flow, the Crane Holdings, Co. Compensation Committee established a target of $352.9 million with a payout range from $247.0 million (0% payout) to $458.8 million (200% payout). Actual performance compared to annual incentive objectives for this group were as follows:

Corporate Objectives	Target $	Actual $	Performance relative to Target	Weight	Calculated Payout (%)
Adjusted EPS	7.48	7.87	125.9%	75%	94.4%
Adjusted free cash flow	352.9M	412.0M	155.6%	25%	38.9%
Weighted payout %					133.3%

2022 Performance Targets and Bonuses for Operations NEO

For Mr. Alcala, a Senior Vice President who had responsibility at Crane for certain business operations, such as the PFT segment and operations in China, India and the Middle East & Africa, performance metrics for 2022 were operating profit (70% of target bonus) and free cash flow (30% of target bonus) based on results of the businesses for which he was responsible. While Mr. Maue had operational responsibility at Crane for the A&E segment, his bonus was based solely on his performance as Chief Financial Officer of Crane and not his operational responsibilities.

The performance metrics approved by the Crane Holdings, Co. Compensation Committee for Mr. Alcala were aggregate operating profit of the PFT segment, with a target of $172.9 million (100% payout) and a payout range from $138.3 million (0% payout) to $207.4 million (200% payout), and aggregate free cash flow from such businesses, with a target of $120.6 million (100% payout) and a payout range from $96.5 million (0% payout) to $144.7 million (200% payout). Actual performance for Mr. Alcala’s businesses compared to these annual incentive objectives are set forth in the tables immediately below.

Operations Objectives—A. Alcala (Process Flow Technologies)	Target ($)	Actual ($)	Performance relative to Target	Weight	Calculated Payout (%)
Operating profit	172.9M	189.8M	148.9%	70%	104.2%
Free cash flow	120.6M	137.0M	167.9%	30%	50.4%
Weighted payout %					154.6%

2022 Named Executive Officers’ Bonuses

In January 2023, the Crane Holdings, Co. Compensation Committee reviewed management’s reports on the performance of Crane, the relevant business units and the individual NEOs in 2022 against the relevant bonus objectives. In considering Crane’s performance, and consistent with past practice, the Crane Holdings, Co. Compensation Committee excluded certain special items as reported from earnings per share and free cash flow. The calculations resulted in a corporate percentage payout of 133.3% (for Mr. Alcala, see “Section 2: Principal Elements of Crane’s Executive Compensation Program—2022 Performance Targets and Bonuses for Operations NEO” in this section of this annual report on Form 10-K).

The approved Crane payout percentages and cash bonuses for 2022 are as follows:

Named Executive Officer	Bonus Target (% of Salary)	Bonus Target ($)	Payout (%)	Bonus Paid ($)
M. H. Mitchell	120%	1,440,000	133.3	1,919,520
R. A. Maue	80%	575,877	133.3	767,644
A. M. D’Iorio	70%	367,527	133.3	489,913
A. Alcala	70%	350,978	154.6	542,611
T. Polmanteer	70%	305,760	133.3	407,578

Long-Term Equity Incentive Compensation

The 2018 Stock Incentive Plan is used to provide long-term incentive compensation through stock options and PRSUs, as well as retention of employees through TRSUs. Crane believes that employees approach their responsibilities more like owners as their holdings of, and potential to own, stock increase.

The Crane Holdings, Co. Compensation Committee determined an overall target dollar value for long-term equity incentive awards for the NEOs in 2022. In determining these amounts, the Crane Holdings, Co. Compensation Committee considered the competitive market data compiled by Frederic W. Cook & Co., Inc. (“FW Cook”), Crane and individual performance in 2021 and Crane’s historical grant practices, including the number of shares and the fair market value of the stock. The Crane Holdings, Co. Compensation Committee then allocated the total target dollar amount among the applicable award types, as follows: for Mr. Mitchell, 55% as PRSUs, 25% as stock options and 20% TRSUs; and for each of the other NEOs, 50% as PRSUs, 25% as stock options, and 25% as TRSUs. To determine the target number of PRSUs and the number of stock options and TRSUs, the Crane Holdings, Co. Compensation Committee divided the applicable dollar amount by the closing price of Crane Holdings, Co. common stock for the PRSUs and TRSUs and by the Black-Scholes accounting value for the stock options (rounded in each case to the nearest whole share) on the date the awards were approved.

2022 Long-Term Equity Incentive Compensation for Named Executive Officers

The table below sets forth, for each of Crane Company’s NEOs, the dollar value used by the Crane Holdings, Co. Compensation Committee and resulting number of Crane Holdings, Co. shares for the awards.

	Long-Term Incentive
	Stock Options		PRSUs*		TRSUs		LTI Total
Named Executive Officer	$	#	$	#	$	#	$
M. H. Mitchell	1,340,000	41,218	2,948,000	28,982	1,072,000	10,539	5,360,000
R. A. Maue	325,000	9,997	650,000	6,390	325,000	3,195	1,300,000
A. M. D’Iorio	200,000	6,152	400,000	3,932	200,000	1,966	800,000
A. Alcala	175,000	5,383	350,000	3,441	175,000	1,720	700,000
T. Polmanteer	150,000	4,614	300,000	2,949	150,000	1,475	600,000

*

As noted above, the Crane Holdings, Co. Compensation Committee determined the target number of PRSUs using the dollar amount shown above divided by $101.72, the closing price of Crane Holdings, Co. common stock on the date the awards were approved. In contrast, the amounts included in the “2022 Summary Compensation Table” and “2022 Grants of Plan-Based Awards” table are based on the grant date fair value of the PRSUs determined using financial accounting assumptions as required to be disclosed by SEC rules, determined to be $120.68 per share. As a result, the value of the PRSUs included in those tables differs from the values shown above. See footnote 1 to the “2022 Summary Compensation Table” on page 175 and footnote 5 to the “2022 Grants of Plan-Based Awards” table on page 179 for additional information on the grant date fair value of the PRSUs.

Selection of Performance Measures for Incentive Awards

Each year, the Crane Holdings, Co. Compensation Committee reviews the design of Crane’s long-term equity incentive awards to ensure alignment with the Crane’s long-term strategic goal of driving profitable growth, both organically and through acquisition, which Crane believes will increase stockholder value. For the PRSUs, the performance measure, established by the Crane Holdings, Co. Compensation Committee, is Crane Holdings, Co.’s TSR over a three-year period relative to the TSR of the constituent companies in the S&P Midcap 400 Capital Goods Group, a meaningful measure of stockholder value. As discussed further below, the principal performance measures selected by the Crane Holdings, Co. Compensation Committee to drive annual incentive compensation are, for Mr. Mitchell and other corporate executives, including Messrs. Maue and D’Iorio and Ms. Polmanteer in 2022, adjusted EPS and free cash flow for Crane as a whole and, for Mr. Alcala who had direct or supervisory operating unit responsibility in 2022, Adjusted Operating Profit and free cash flow specific to those business units (see “Section 2: Principal Elements of Crane’s Executive Compensation Program—Annual Incentive Compensation” in this section of this annual report on Form 10-K). The relative weighting of these metrics was designed to ensure an appropriate balance between profit achievement and maintaining a strong and efficient balance sheet.

PRSU Awards – 3-Year Performance Period Based on Relative TSR

The Crane Holdings, Co. Compensation Committee grants PRSUs with three-year performance vesting conditions based on relative total stockholder return as described below, thus directly linking this form of stock-based compensation to returns received by Crane Holdings, Co.’s stockholders relative to comparator industrial companies.

	PRSU Grants
Performance Level	CR Relative TSR	Shares Earned % of Target
Below Threshold	<25th percentile	0%
Threshold	25th percentile	25%
Target	50th percentile	100%
Maximum	75th percentile	200%

The vesting of PRSUs awarded to Crane Company’s NEOs in January 2022 are based on a relative measurement of TSR for Crane Holdings, Co. over the three-year period January 1, 2022, through December 31, 2024 (with the share price for such purpose being defined as the percentage return of the 20-day trading average closing price on the last trading day of the three-year period, versus the 20-day trading average closing price prior to the first trading day of the period), compared to TSRs of the other companies in the S&P Midcap 400 Capital Goods Group. Vesting of the PRSUs as shares of Crane Holdings, Co. common stock will be determined by the formula indicated above.

For TSR between the 25th and 50th percentiles and between the 50th and 75th percentiles, the vesting is interpolated on a straight-line basis. If Crane Holdings, Co.’s TSR for the three-year period is negative, the maximum vesting is capped at 100% regardless of performance relative to peers. In addition, the maximum value that can be earned under the PRSUs (total shares earned multiplied by the final share price) is capped at four times the original grant value. Holders of PRSUs are not entitled to receive dividends or dividend equivalent payments during the performance period, nor do dividends accrue, prior to vesting.

The PRSUs granted to our NEOs for the three-year period 2020-2022 vested at 52.6% of target, which reflects the percentile ranking of the Company’s TSR relative to the TSRs of the other constituent companies in the S&P Midcap 400 Capital Goods Group. In 2021, the PRSUs granted for the three- year period 2019-2021 vested at 25% of target. In 2020, the PRSUs granted for the three-year period 2018-2020 vested at 0% of target due to below threshold performance resulting in no payout.

Stock Option Awards – Vest 25% Per Year Over Four Years

Under the 2018 Stock Incentive Plan, stock options must be granted with a per-share exercise price at no less than fair market value on the date of grant and are subject to vesting terms as established by the Crane Holdings, Co. Compensation Committee (currently 25% per year over four years). Stock option awards comprise 25% of the annual long-term incentive grant value for each NEO, vest ratably over four years and have 10-year terms. Accordingly, employees can realize a gain only if the share price increases from the date of grant, directly linking this component of incentive compensation to increases in stockholder value. Although broad market dynamics can strongly influence Crane Holdings, Co.’s share price, the Crane Holdings, Co. Compensation Committee believes that with stock options, senior level management employees are motivated to take actions that improve the share price, such as profitable sales growth through organic growth, as well as acquisitions, improvement in operating margins to generate increased operating profit and drive higher multiple valuations, and prudent use of free cash flow through capital expenditures, dividends, acquisitions, and stock repurchases.

TRSU Awards – Vest 25% Per Year Over Four Years

The 2018 Stock Incentive Plan also authorizes the Crane Holdings, Co. Compensation Committee to grant time-based restricted share units, or TRSUs, subject to such terms and conditions as the Crane Holdings, Co. Compensation Committee may deem appropriate. Like the stock options, the TRSUs granted to the NEOs vest ratably over four years, and dividends are paid on TRSUs prior to vesting.

Treatment of Long-Term Equity Incentive Compensation in Connection with the Distribution

Crane Holdings, Co.’s equity compensation awards outstanding as of the distribution date are expected to be adjusted as described below; however, the Management Organization and Compensation Committee of the Crane Holdings, Co. Board of Directors (the “Crane Holdings, Co. Compensation Committee”) may alter the treatment of awards in any non-U.S. jurisdiction to the extent that it determines such alteration is necessary or appropriate, including to avoid adverse tax consequences to the award holders.

Crane Holdings, Co.’s equity awards held by executive officers at Crane Holdings, Co. immediately before the distribution or executive officers at Crane NXT, Co. or Crane Company immediately after the distribution (the “Executive Officer Group”) and non-employee directors are expected to be adjusted using the “shareholder method,” in which each pre-distribution Crane Holdings, Co. award is adjusted into a Crane NXT, Co. equity award and Crane Company equity award. All other equity awards are expected to be adjusted using the “replacement method,” in which each pre-distribution Crane Holdings, Co. award is adjusted into a single award based on the award holder’s employer following the distribution (either Crane NXT, Co. or Crane Company). In each case, regardless of the adjustment method used, the resulting awards will be adjusted in a manner intended to preserve the intrinsic value of those equity awards immediately before and after the distribution. The material terms of the adjusted equity awards, such as vesting conditions and treatment upon termination of employment, will generally continue unchanged.

For a detailed description of how Crane Holdings, Co.’s equity-based compensation awards will be treated, see Item 13 of this annual report on Form 10-K entitled “Certain Relationships and Related Party Transactions—Agreements with Crane Holdings, Co. / Crane NXT, Co.—Employee Matters Agreement—Equity Compensation Awards.”

Retirement Benefits for Named Executive Officers

Messrs. Mitchell and D’Iorio have accrued retirement benefits under Crane’s defined benefit pension plan, which was closed to employees hired after 2005 and then frozen with no further benefit accruals effective December 31, 2012. The NEOs participate in a defined contribution retirement plan under which Crane contributes 3% of salary and bonus annually (the contribution rate was 2% prior to 2014), subject to the limitations on contributions to tax-qualified retirement plans under applicable federal tax regulations.

The NEOs also participate in Crane’s benefit equalization plan, which is designed only to restore retirement benefits under the Crane regular defined benefit pension plan that are limited by the Code; there is no supplemental benefit based on deemed service or enhanced compensation formulas. Benefits accrued under this plan are not funded or set aside in any manner. In the event of retirement at age 62 with 10 years of service, a participating executive would be eligible to receive benefits under that plan without the reduction factor set forth in Crane’s tax-qualified pension plan of 3% per year prior to age 65. The only NEO with a defined benefit account in this plan is Mr. Mitchell. This plan was also frozen as to defined benefit accruals effective December 31, 2012. Effective

January 1, 2014, the benefit equalization plan was amended to cover participants’ benefits under the defined contribution retirement plan referenced above, and the Crane Holdings, Co. Compensation Committee extended the participation in this plan to certain senior leadership executives of Crane, including all of the NEOs.

Other Compensation for Named Executive Officers

The “All Other Compensation” and “Change in Pension Value and Nonqualified Deferred Compensation Earnings” columns of the “2022 Summary Compensation Table” below and the accompanying footnotes set forth the details of other compensation received by the NEOs. In certain cases, such as Crane’s contributions to defined contribution plans and the increase in actuarial value of the defined benefit pension, such compensation is determined on the same basis as that used for all other employees. In other cases, such as automobile allowances, executive health exams, cybersecurity protection in the executive’s home network environment, and other personal benefits, the compensation is only provided to certain key employees (including the NEOs), and Crane has determined it to be reasonable and competitive compensation for the named executive officers in relation to general industry practices. For example, the NEOs are eligible for reimbursement for the cost of their executive physicals bi-annually, subject to an expense cap of $2,500. This benefit provides the NEOs with additional flexibility to proactively manage their health and wellness. The NEOs bear all taxes associated with such benefits.

Crane Holdings, Co. entered into time share agreements with Mr. Mitchell regarding personal use of corporate aircraft, including aircraft leased by Crane Holdings, Co. from a third-party operator. Under the agreements, Crane Holdings, Co. agrees to lease the aircraft to Mr. Mitchell pursuant to federal aviation regulations and to provide a qualified flight crew, and Mr. Mitchell agrees to pay Crane Holdings, Co. for each flight. The agreement with Mr. Mitchell provides that he is not required to reimburse Crane Holdings, Co. for personal use until the aggregate incremental cost reaches $100,000, and thereafter he is required to reimburse Crane Holdings, Co. for all incremental cost incurred above that amount. During 2022, the aggregate incremental cost to Crane Holdings, Co. for personal use of the aircraft by Mr. Mitchell, less amounts paid by him under the time share agreement, was $100,000.

Section 3 – Compensation Decision-Making Process

Crane Holdings, Co. Compensation Committee’s Role

The Crane Holdings, Co. Compensation Committee is responsible for oversight of Crane’s executive compensation program. With respect to the compensation of Crane Holdings, Co.’s Chief Executive Officer, the Crane Holdings, Co. Compensation Committee determines his compensation, subject to review and approval by Crane Holdings, Co.’s Board of Directors. With respect to Crane Holdings, Co.’s other executive officers, the Crane Holdings, Co. Compensation Committee determines their compensation after reviewing the recommendations of the Chief Executive Officer of Crane Holdings, Co. The Crane Holdings, Co. Compensation Committee administers the Annual Incentive Plan, reviewing and setting the performance targets for Crane Holdings, Co.’s Chief Executive Officer and other corporate officers subject to review by Crane Holdings, Co.’s Board of Directors, setting performance targets for all other participants after reviewing the recommendations of the Chief Executive Officer, and reviewing and approving the annual bonuses based upon actual performance. The annual bonus calculations are also reviewed by Crane’s independent auditors. The Crane Holdings, Co. Compensation Committee also administers the 2018 Stock Incentive Plan and approves all grants of stock options and restricted share units.

The Crane Holdings, Co. Compensation Committee is assisted in these responsibilities by its independent compensation consultant, FW Cook. Although Crane pays the fees and expenses of FW Cook, the firm is retained by the Crane Holdings, Co. Compensation Committee. FW Cook does not perform any other compensation related services for Crane. The Crane Holdings, Co. Compensation Committee reviews the independence of FW Cook each year and has concluded that its work for the Crane Holdings, Co. Compensation Committee has not raised any conflict of interest.

Role of CEO and Management

The Chief Executive Officer of Crane Holdings, Co. and certain other senior corporate officers play an important role in supporting the Crane Holdings, Co. Compensation Committee in the discharge of its responsibilities.

Management maintains records and provides historical compensation data to the Crane Holdings, Co. Compensation Committee and FW Cook, as well as the annual operating plan and the actual performance results from which annual bonuses are determined. The Chief Executive Officer, together with other senior corporate officers, presents recommendations to the Crane Holdings, Co. Compensation Committee regarding performance targets under the Annual Incentive Plan and long-term equity incentives under the 2018 Stock Incentive Plan. The Chief Executive Officer and other officers participate in the discussions regarding annual and long-term incentive objectives so they can provide their input and understand the expectations for each incentive plan component.

Compensation Consultant and Market Data

Each year, FW Cook reviews Crane’s compensation peer group against certain size-related metrics and alignment with Crane’s business segments and complexity of operations. When and as appropriate, FW Cook proposes the addition of other companies to the compensation peer group to replace companies that have been acquired or made substantial changes to their business portfolio, or when Crane’s profile has materially changed due to mergers or acquisitions. The 19-company peer group below was used by FW Cook in 2021 to develop comparative compensation data for the Crane Holdings, Co. Compensation Committee in setting 2022 compensation targets. Notably, at the time Crane’s peer group was approved, their trailing fourth quarter revenues ranged from $1.4 billion to $6.9 billion with a median of $3.1 billion, which compared to Crane’s revenue of $3.0 billion. In addition, the peer group’s market cap ranged from $2.9 billion to $21.8 billion, with a median of $8.1 billion compared with $5.6 billion for Crane.

Crane’s Compensation Peer Group for 2022

Carlisle Companies Incorporated	Hubbell Incorporated	Snap-On Incorporated
Colfax Corporation	IDEX Corporation	SPX Flow
Curtiss-Wright Corporation	ITT Inc.	Teledyne Technologies Incorporated
Donaldson Company, Inc.	Kennametal, Inc.	The Timken Company
Dover Corporation	Pentair, plc	Woodward, Inc.
Flowserve Corporation	Regal Rexnord Corporation	Xylem Inc.
Zurn Water

FW Cook provides the Crane Holdings, Co. Compensation Committee with comparative compensation data on the peer companies from publicly available sources and, in addition, comparative compensation data compiled from general industry surveys with revenues ranging from $1.0 billion to $5.0 billion, appropriately size-adjusted to determine market values for companies of comparable size to Crane or a particular business unit, as applicable. This data includes base salary, target bonus opportunity and long-term incentive compensation for its named executive officers. The Crane Holdings, Co. Compensation Committee uses this comparative data during its review of salaries, annual target cash incentive compensation and aggregate stock option and restricted share unit grant values for its named executive officers, with the view that all elements of target total direct compensation should be calibrated by reference to the 50th percentile of competitive market data for targeted performance, with significant upside potential for performance that exceeds target and lesser (or zero) payouts if performance is below target. The Crane Holdings, Co. Compensation Committee may use its judgment and discretion to vary the award values, based on Crane’s and individual performance during the previous year, historical stock price trends, the impact of unforeseen events beyond management’s control and other factors.

Crane’s comparator group for PRSUs granted in January of 2022 is the S&P Midcap 400 Capital Goods Group, consisting of approximately 40 companies, with roughly a quarter of those companies in Crane’s compensation peer group. The Crane Holdings, Co. Compensation Committee selected the larger comparator group for PRSU purposes based on the view (with which FW Cook concurs) that a larger group is appropriate for measuring relative TSR over a three-year period because (i) company size is less relevant for TSR comparisons than benchmarking target pay levels, (ii) the larger group best represents the universe of companies with which Crane competes for investor capital and (iii) it is less likely to be meaningfully affected by the loss of constituent companies during the period. In addition, the S&P Midcap 400 Capital Goods Group is a regularly published listing with all the necessary data to make the required calculations.

Section 4 – Policies and Practices Related to Crane’s Executive Compensation Program

The following discussion describes important executive compensation policies and practices adopted by Crane. We expect Crane Company to adopt similar policies and practices at the time of the distribution.

Crane’s Stock Ownership Guidelines

Crane’s stock ownership guidelines for executive officers are expressed as a multiple of base salary:

Executive Level	Minimum
Ownership Level
CEO	6 x Base Salary
CFO	5 x Base Salary
Executive Officers-CEO Direct Reports	4 x Base Salary
Other Executive Officers	3 x Base Salary

Shares that count toward the satisfaction of the guidelines are (i) shares owned by the executive, (ii) shares held in the executive’s 401(k) account, and (iii) the after-tax value (65%) of TRSUs held by the executive. Neither unearned or unvested PRSUs nor unexercised stock options count for purposes of the guidelines. The policy permits executives to sell up to 50% of the net shares realized upon an option exercise or vesting of restricted share units (i.e., the total shares covered by the option exercised or the restricted share unit grant vesting less the number of shares surrendered to pay the exercise price and satisfy tax withholding obligations), while retaining at least 50% of such net shares in order to meet the stock ownership guidelines. Once such guidelines are met, the policy permits executives to sell any shares held above the required ownership guidelines.

Policies with Respect to Timing of Stock-Based Awards and Exercise Price of Stock Options

Annual grants of stock options and restricted share units to executive officers are made at the Crane Holdings, Co. Compensation Committee’s regular January meeting, in order that full-year performance may be considered. The Crane Holdings, Co. Compensation Committee also grants stock options and restricted share units at other dates to newly hired or promoted executives. All options must be granted at an exercise price that is at least equal to 100% of the fair market value of Crane Holdings, Co.’s common stock on the date of grant. Fair market value on a given day is defined as the closing market price on that day.

Policy with Respect to Hedging and Pledging of Company Stock

Certain forms of hedging or monetization transactions allow an individual to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, allowing the benefit of continued ownership of the stock without the full risks and rewards of ownership. When that occurs, the individual may no longer have the same objectives as Crane Holdings, Co.’s other stockholders. For this reason, Crane Holdings, Co.’s Board of Directors has maintained a longstanding policy prohibiting any director, executive officer, or any other designated employee who qualifies as an insider from (i) entering into any hedging or other transaction to limit the risk of ownership of Crane Holdings, Co. stock or (ii) pledging Crane Holdings, Co. stock to secure any loan or advance of credit.

Clawback Policy

Crane’s Compensation “Clawback” Policy provides a means for the recovery of certain incentive compensation awards if Crane’s financial statements are restated due to fraud or similar misconduct by any executive officers. Under the clawback policy, Crane may recoup from the Chief Executive Officer, the Chief Financial Officer, the General Counsel, Controller, Treasurer and any other executive officers, who are determined to have participated in the misconduct: (i) the annual incentive compensation awards and other bonus compensation, and (ii) all proceeds from stock option exercises or sales of shares received in settlement of restricted share units within one year after the filing of the financial statement that is later restated. Under this policy, the Crane Holdings, Co. Compensation Committee is authorized by Crane Holdings, Co.’s Board of Directors to pursue a financial recovery against the offending officers when Crane Holdings, Co.’s Board of Directors determines that a triggering event has occurred. In 2022, the SEC adopted final rules related to clawbacks under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules direct securities exchanges to implement listing standards that will require public companies to maintain and disclose a clawback policy that meets specified requirements. The Crane Holdings, Co. Compensation Committee intends to reevaluate Crane’s clawback policy in light of the final rules, once the NYSE publishes the applicable listing standards.

Tax Deductibility of Crane’s Incentive Compensation

To the extent consistent with other compensation objectives, the Crane Holdings, Co. Compensation Committee has sought to minimize Crane’s compensation-related tax burden. Section 162(m) of the Code limits Crane’s deduction to $1 million for annual compensation paid to its covered employees, as defined in section 162(m) of the Code.

Section 5 – Going Forward Crane Company Compensation Arrangements

Overview

In connection with the spin-off, Crane Company generally expects to adopt compensation and benefit plans that are similar to those in effect at Crane prior to the spin-off. While Crane Company’s executive compensation philosophy and practices will initially mirror those at Crane, in connection with the spin-off, the Crane Company Compensation Committee will consider and develop Crane Company’s compensation programs, plans, philosophy and practices, consistent with Crane Company’s businesses’ needs and goals. Below is a summary of certain executive compensation-related program and arrangements that we anticipate being put into effect at Crane Company in connection with the distribution. Crane Company adopted the Crane Company 2023 Stock Incentive Plan to be used as the source for equity compensation awards by Crane Company after the distribution. See Crane Company’s report on Form 8-K filed on February 27, 2023 for additional information about the Crane Company 2023 Stock Incentive Plan.

Change in Control Agreements with Named Executive Officers

Each of Crane’s NEOs has an agreement that, in the event of a change in control of Crane, provides for continued employment for a period of three years or until normal retirement following the change in control. Upon termination within such employment period after a change in control, either by the employer without cause or by the executive with “Good Reason” for constructive termination, the executive is entitled to receive a multiple of base salary and average annual bonus payments based on the number of years in the employment period, and certain other benefits. The annual incentive plans, stock options and restricted share units of Crane Holdings, Co. contain similar features which accelerate vesting in the event of termination following a change in control. These change in control agreements do not provide for any tax gross-ups, and instead cap the payments to the employee to the extent that such payments, together with accelerated vesting of stock options and restricted share units of Crane Holdings, Co., would trigger any excise tax under section 4999 of the Code resulting from such payments (and if capping the payments provides the employee with a larger after-tax payment). Prior to the distribution date, Crane Holdings, Co. will assign to Crane Company all of Crane Holdings, Co.’s rights and obligations arising under the change in control agreements which are applicable to employees who will be employed by Crane Company after the distribution.

Indemnification Agreements with Named Executive Officers

Crane has entered into indemnification agreements with its NEOs, the form of which was approved by stockholders at Crane’s 1987 annual meeting of stockholders. The indemnification agreements require Crane to indemnify such officers to the full extent permitted by law against any and all expenses (including advances of expenses), judgments, fines, penalties and amounts paid in settlement incurred in connection with any claim against the indemnified person arising out of services as a director, officer, employee, trustee, agent or fiduciary of Crane or for another entity at the request of Crane and either to maintain directors and officers liability insurance coverage or to the full extent permitted by law to indemnify such person for the lack of such insurance. Prior to the distribution date,

Crane Holdings, Co. will assign to Crane Company all of Crane Holdings, Co.’s rights and obligations arising under the indemnification agreements which are applicable to employees who will be employed by Crane Company after the distribution.

Use of Company Aircraft

Prior to the separation transaction, Crane Holdings, Co. entered into a time share agreement with Mr. Mitchell regarding personal use of the corporate aircraft, including aircraft leased by Crane Holdings, Co. from a third-party operator. Under the agreement, Crane Holdings, Co. agreed to lease the aircraft to the executive pursuant to federal aviation regulations and to provide a qualified flight crew, and the executive agreed to pay Crane Holdings, Co. for each flight. The agreement with Mr. Mitchell provides that he is not required to reimburse Crane Holdings, Co. for personal use until the aggregate incremental cost reaches $100,000, and thereafter is required to reimburse Crane Holdings, Co. for all incremental cost incurred above that amount. During 2022, the aggregate incremental cost to Crane Holdings, Co. for personal use of the aircraft by Mr. Mitchell, less amounts paid by them under the time share agreements, was $100,000.

The time share agreement was assigned to Crane Company and Crane Company entered into a new lease arrangement for the aircraft, all effective in February 2023.

Management Organization and Compensation Committee Report

Because Crane Company was a wholly owned subsidiary of Crane Holdings. Co, as of December 31, 2022, the Compensation Committee of the Board of Directors of Crane Holdings, Co. has submitted the following report for inclusion in this Annual Report on Form 10-K:

The Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K. Based on its review and discussions with management, the Committee recommended to the Board of Directors of Crane Holdings, Co. that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022.

Submitted by:

The Management Organization and Compensation

Committee of the Board of Directors of Crane Holdings, Co.

Jennifer M. Pollino, Chair

Ellen McClain

Charles G. McClure

John S. Stroup

James L.L. Tullis

DIRECTOR COMPENSATION

For 2022, Crane Company’s directors were also employees of Crane and did not receive any separate compensation for such service as a director of Crane Company. Accordingly, a 2022 Director Compensation Table is not included. Our director compensation program that applies to non-employee directors of Crane Company will be subject to the review and approval by the Crane Company Compensation Committee after the spin-off. The Crane Holdings, Co. Compensation Committee, after consultation with its independent consultants, has approved an initial director compensation program for Crane Company that is designed to enable ongoing attraction and retention of highly qualified directors and to address the time, effort, expertise and accountability required of active membership.

The members of the Crane Company Board of Directors, other than Mr. Mitchell (who will not receive compensation for his services as a director), are expected to receive the following compensation:

•

A retainer of $230,000 per year, payable $90,000 in cash and $140,000 in the form of Deferred Stock Units (“DSUs”) of equivalent value; the terms of DSUs are described below. A director may also elect to receive up to 100% of the cash retainer in DSUs or elect to receive all or a portion of the cash retainer in fully vested shares of Crane Company stock;

•	A retainer of $25,000 per year for the Chair of the Audit Committee, payable in cash;

•	A retainer of $17,500 per year for each of the Chair of the Management Organization and Compensation Committee and the Chair of the Nominating and Governance Committee, payable in cash;

•

A retainer of $10,000 per year for each member of the Audit Committee other than the Chair; $7,500 per year for each member of the Management Organization and Compensation Committee or the Nominating and Governance Committee other than the Chair; and $2,000 per year for each member of the Executive Committee other than the chief executive officer, in each case, payable in cash; and

•	An incremental retainer of $135,000 per year for the non-employee Chairman of the Board, payable in cash (or up to 100% in DSUs or fully vested shares, at the election of the Chairman).

No meeting fees will be paid unless the total number of meetings exceeds three more than the regularly scheduled meetings of the Crane Company Board of Directors and the relevant committees.

We expect to grant DSUs to Crane Company’s non-employee directors in late April 2023, and thereafter, on or shortly following the date of its Annual Meeting of stockholders, the first of which is expected to occur in April 2024. Any DSUs would be granted pursuant to the Crane Company 2023 Stock Incentive Plan and will be forfeitable if the director ceases to remain a director until Crane Company’s next annual meeting, except in the case of death, disability or change in control. After a non-employee director leaves Crane Company’s Board of Directors, the director’s vested DSUs will be paid out in an equivalent number of shares of Crane Company stock, plus accumulated dividends.

For a description of the adjustments that are expected to be made to outstanding Crane Holdings, Co. equity-based compensation awards, including those held by Crane Company directors who previously served on the Board of Directors of Crane Holdings, Co., in connection with the distribution, see “Treatment of Long-Term Equity Incentive Compensation in Connection with the Distribution” above.

Stock Ownership Guidelines for Directors

Prior to the spin-off, the Crane Holdings, Co. Board of Directors will put into place stock ownership guidelines for Crane Company non-employee directors substantially similar to those currently applicable to Crane Holdings, Co., which will be subject to the review and approval of the Crane Company Compensation Committee after the spin-off. Each Crane Company non-employee director will be required to hold shares of Crane Company stock having a fair market value not less than five times the cash portion of the annual retainer for directors. A director must have attained this ownership level by the fifth anniversary of his or her first election as a director of Crane Company. If a director does not meet the ownership requirement after this five-year period, then the director is not permitted to sell Crane Company stock until achieving the required ownership level.

EXECUTIVE COMPENSATION

Historical Compensation of Executive Officers Prior to the Spin-off

The “2022 Summary Compensation Table” below summarizes the total compensation for 2022, 2021, and 2020, paid to or earned by each of Crane Company’s named executive officers as employees of Crane.

The amounts and forms of compensation reported below are not necessarily indicative of the compensation that Crane Company’s NEOs will receive from Crane Company following the spin-off, which could be higher or lower, because historical compensation was determined by Crane relative to roles and responsibilities that may not be indicative of the expected future roles and responsibilities in Crane Company.

2022 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non- Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Max H. Mitchell	2022	1,200,000	4,569,575	1,339,997	1,919,520	—	287,464	9,316,556
President and Chief Executive Officer	2021	1,177,990	3,956,400	1,274,996	2,880,000	—	195,104	9,484,490
	2020	857,475	3,156,256	1,890,003	156,663	185,206	116,063	6,361,666
Richard A. Maue	2022	717,209	1,096,141	325,002	767,644	—	104,466	3,010,462
Senior Vice President and Chief Financial Officer	2021	681,258	966,767	312,508	1,028,352	—	70,313	3,059,198
	2020	609,551	848,037	420,002	247,200	—	65,759	2,190,549
Anthony M. D’Iorio	2022	523,115	674,495	200,002	489,913	—	69,267	1,956,792
Senior Vice President, General Counsel and Secretary	2021	494,740	541,368	174,992	700,050	—	51,491	1,962,641
	2020	416,852	459,316	227,507	158,025	50,818	47,604	1,360,122
Alejandro Alcala(6)	2022	498,874	590,218	175,001	542,611	—	66,327	1,873,032
Senior Vice President	2021	463,894	464,053	150,008	656,033	—	49,470	1,783,458
	2020	415,684	423,972	209,993	207,700	—	48,610	1,305,959
Tami Polmanteer	2022	435,748	505,922	150,001	407,578	—	70,356	1,569,605
Senior Vice President, Chief Human Resources Officer

(1)

Amounts shown in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718, with respect to awards of TRSUs and PRSUs made during 2022, 2021 and 2020. For details of individual grants of TRSUs and PRSUs during 2022, see the “2022 Grants of Plan-Based Awards” table below. There were no forfeitures of TRSUs by any of the NEOs during the fiscal year. PRSUs for the three-year period 2020-2022 vested at 52.6% of target. The assumptions on which these valuations are based are set forth in Note 7 to the audited financial statements included in Crane Holdings, Co.’s annual report on Form 10-K filed with the SEC on March 1, 2023. It is anticipated that adjustments will be made to outstanding TRSU and PRSU awards upon the distribution as described under “Treatment of Long-Term Equity Incentive Compensation in Connection with the Distribution” in this section of this Annual Report on Form 10-K.

(2)

Amounts shown in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718, with respect to awards of options to purchase Crane Holdings, Co. stock made during the indicated year. For details of individual grants of stock options during 2022 see the “2022 Grants of Plan-Based Awards” table below. There were no forfeitures of Crane Holdings, Co. stock options by any of the NEOs during the fiscal year. The assumptions on which these valuations are based are set forth in Note 7 to the audited financial statements included in Crane Holdings, Co.’s annual report on Form 10-K filed with the SEC on March 1, 2023. It is anticipated that adjustments will be made to outstanding option awards upon the distribution as described under “Treatment of Long-Term Equity Incentive Compensation in Connection with the Distribution” in this section of this Annual Report on Form 10-K.
(3)

Amounts shown in this column for all NEOs represent amounts determined on the basis of the indicated year’s performance and paid early in the following year under the Annual Incentive Plan. For details of the 2022 grants, including the minimum, target and maximum amounts that were potentially payable, see the “2022 Grants of Plan-Based Awards” table below.

(4)

For 2022, 2021, and 2020, the amount shown in this column for Mr. Mitchell, and for 2022, 2021 and 2020 for Mr. D’Iorio, is the change in the actuarial present value of the accumulated benefit under all defined benefit plans (which include the Crane Pension Plan for Eligible Employees and the Crane benefit equalization plan) from December 31, 2021, 2020, and 2019 (the pension plan measurement dates used for financial statement reporting purposes with respect to Crane’s audited financial statements for 2022, 2021, and 2020, respectively) to December 31, 2022, 2021, and 2020 (the pension plan measurement dates with respect to Crane’s audited financial statements for 2021, 2020, and 2019 respectively). For 2022 and 2021, the value is negative and therefore shown as $0. For additional information regarding these plans, see “Retirement Benefits” in this section of this annual report on Form 10-K. For 2022 for Messrs. Mitchell and D’Iorio, the changes in the actuarial present value of the accumulated benefit under all defined benefit plans (which include the Crane Pension Plan for Eligible Employees and the Crane benefit equalization plan) were as follows:

	Year Ended December 31,	Pension Plan for Eligible Employees ($)	Benefit Equalization Plan ($)
M. H. Mitchell	2022	(118,959)	(245,774)
A. M. D’Iorio	2022	(104,192)	—

(5)	Amounts in this column for 2022 include the following:

	Dividends Paid on Restricted Stock/RSUs* ($)	Personal Use of Company Aircraft** ($)	Personal Use of Company- Provided Car ($)	Company Contribution to Benefit Equalization Plan*** ($)	Company Contribution to 401(k) Plan ($)	Insurance Premiums ($)	Executive Health Program ($)	Cyber Security Protection ($)	Total ($)
M. H. Mitchell	38,115	100,000	13,547	113,250	18,300	2,002	—	2,250	287,464
R. A. Maue	15,402	5,631	18,522	43,217	18,300	1,144	—	2,250	104,466
A. M. D’Iorio	8,471	—	14,115	27,545	18,300	836	—	—	69,267
A. Alcala	7,385	—	14,363	25,497	18,300	782	—	—	66,327
T. Polmanteer	10,783	—	17,695	21,562	18,300	701	1,315	—	70,356

*

Dividends are paid on shares of restricted stock and TRSUs at the same rate as on all other shares of Crane Holdings, Co. common stock. Dividends are not accrued or paid on PRSUs until the awards are earned and shares of Crane Holdings, Co. common stock are issued.

**

The method of computing the cost of personal use of the Crane aircraft is described under the section of this annual report on Form 10-K entitled “Compensation Discussion and Analysis—Section 2: Principal Elements of Crane’s Executive Compensation Program—Other Compensation for Named Executive Officers.”

***

Includes Crane’s contribution to the defined contribution benefit under the benefit equalization plan; see “Nonqualified Deferred Compensation Benefits” in this section of this annual report on Form 10-K.

(6)

Mr. Alcala was elevated to the position of Senior Vice President with responsibility for the entirety of our Fluid Handling businesses and operations in China, India and the Middle East & Africa in the first quarter of 2020, prior to which he had been President of the Crane ChemPharma & Energy business. The amounts included for 2020 under “Salary” and “Non-Equity Incentive Plan Compensation” reflect the amounts he earned for the full year while in these two respective roles.

2022 Grants of Plan-Based Awards

The following table gives further details of 2022 compensation as disclosed in the “Stock Awards,” “Option Awards” and “Non-Equity Incentive Plan Compensation” columns of the “2022 Summary Compensation Table.”

In the table below, the rows labeled “Annual Incentive Plan” disclose target bonuses set in February 2022, at which time business performance targets were also fixed. The column headings in relation to the Annual Incentive Plan are as follows:

•

“Threshold” is the amount that would have been payable if actual performance compared to each target was at a predetermined minimum level (for example, if Adjusted EPS had been at $5.98, or 80% of the target performance goal), and below which no amount would have been payable;

•	“Target” is the amount that would have been payable if actual performance had been exactly equal to each of the targets (for example, if Adjusted EPS had been $7.48); and

•

“Maximum” is the amount that would have been payable if actual performance had been a predetermined percentage above the target (for example, if Adjusted EPS per share had been $8.98, or 120% of the target performance goal, or greater).

Note that the amount shown in the “2022 Summary Compensation Table” for 2022 under the heading “Non-Equity Incentive Plan Compensation” is the cash bonus actually paid, which was determined entirely by the performance of the business as compared to the targets set at the beginning of 2022.

The rows labeled “PRSU” disclose the target numbers of shares that may vest at the end of 2024 in respect of grants made in January 2022. Vesting will be based on the TSR of Crane Holdings, Co. stock relative to the other companies in the S&P Midcap 400 Capital Goods Group over the three-year period 2022 – 2024. The column headings in relation to the PRSUs are as follows:

•	“Threshold” is the number of shares that will vest if Crane Holdings, Co.’s TSR is at the 25th percentile of comparator group performance, and below which no shares will vest;

•	“Target” is the number of shares that will vest if Crane Holdings, Co.’s TSR is at the 50th percentile (median) of the comparator group; and

•

“Maximum” is the number of shares that will vest if Crane Holdings, Co.’s TSR is at the 75th percentile of the comparator group or higher (however, if Crane Holdings, Co.’s TSR is negative, the number of shares will not be higher than 100% of target).

In no event will the aggregate value of the shares earned exceed four times the value of the target number of shares determined at the beginning of the performance period.

The column headed “Grant Date Fair Value of Stock and Option Awards” shows the grant date fair value of the PRSUs, calculated using a formula based on the probability of various outcomes. This amount also appears in the “2022 Summary Compensation Table” under the heading “Stock Awards”; see footnote 1 to the “2022 Summary Compensation Table” on page 192. The value of the shares that actually vest at the end of 2024, if any, may be higher or lower than the grant date fair value.

The rows labeled “Stock Option” disclose the number of shares underlying stock options granted in January 2022, in respect of the executive’s performance during the previous year and as an incentive for performance during future years. The amount under the heading “Grant Date Fair Value of Stock and Option Awards,” calculated using the Black-Scholes formula, also appears in the “2022 Summary Compensation Table” under the heading “Option Awards”; see footnote 2 to the “2022 Summary Compensation Table” on page 192.

It is anticipated that adjustments will be made to outstanding equity awards upon the distribution as described under “Treatment of Long-Term Equity Incentive Compensation in Connection with the Distribution” in this section of this Annual Report on Form 10-K.

	Type of	Grant	Approval	Estimated possible payouts under non-equity incentive plan awards(2) ($)			Estimated future payouts under equity incentive plan awards(3) (#)			All Other Stock Awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards	Grant date fair value of stock and option awards
Name	Award	Date(1)	Date	Threshold	Target	Max.	Threshold	Target	Max.	(#)	(#)	($/sh)(4)	($)(5)
M. H. Mitchell	AIP	—	1/24/22	—	1,440,000	2,880,000
	PRSU	2/7/22	1/24/22				7,246	28,982	57,964				3,497,548
	TRSU	2/7/22	1/24/22							10,539			1,072,027
	Options	2/7/22	1/24/22								41,218	101.72	1,339,997
R. A. Maue	AIP	—	1/24/22	—	575,877	1,151,754
	PRSU	2/7/22	1/24/22				1,598	6,390	12,780				777,145
	TRSU	2/7/22	1/24/22							3,195			324,995
	Options	2/7/22	1/24/22								9,997	101.72	325,002
A. M. D’Iorio	AIP	—	1/24/22	—	367,527	735,054
	PRSU	2/7/22	1/24/22				983	3,932	7,864				474,514
	TRSU	2/7/22	1/24/22							1,966			199,982
	Options	2/7/22	1/24/22								6,152	101.72	200,002
A. Alcala	AIP	—	1/24/22	—	350,978	701,956
	PRSU	2/7/22	1/24/22				860	3,441	6,882				415,260
	TRSU	2/7/22	1/24/22							1,720			174,958
	Options	2/7/22	1/24/22								5,383	101.72	175,001
T. Polmanteer	AIP	—	1/24/22	—	305,760	611,520
	PRSU	2/7/22	1/24/22				737	2,949	5,898				355,885
	TRSU	2/7/22	1/24/22							1,475			150,037
	Options	2/7/22	1/24/22								4,614	101.72	150,001

(1)

All grants of PRSUs, TRSUs and stock options were approved by the Crane Holdings, Co. Compensation Committee at its meeting on 1/24/22 with a grant date scheduled on 2/7/22, on which date the number of underlying shares and (for the stock options) exercise price were first determinable.

(2)

On January 23, 2023, the Crane Holdings, Co. Compensation Committee approved bonus payouts for 2022 at 133.3% of target for the corporate NEOs and 154.6% of target for Mr. Alcala, based on 2022 results as adjusted for certain special items. See the section of this annual report on Form 10-K entitled “Compensation Discussion and Analysis—Section 2: Principal Elements of Crane’s Executive Compensation Program—Annual Incentive Compensation.” The approved bonus payout amounts will be paid in February 2023 and are shown in the “2022 Summary Compensation Table” under “Non-Equity Incentive Plan Compensation” for 2022.

(3)

Amounts shown are the estimated number of shares that will vest in respect of grants of PRSUs made on February 7, 2022, under the 2018 Stock Incentive Plan. The actual number of shares that will vest will be determined at year-end 2024 with reference to the ranking of Crane Holdings, Co.’s TSR among the TSR of the other companies in the S&P Midcap 400 Capital Goods Group over the period from January 1, 2022, through December 31, 2024. It is anticipated that adjustments will be made to outstanding awards upon the distribution as described under “Treatment of Long-Term Equity Incentive Compensation in Connection with the Distribution” in this section of this Annual Report on Form 10-K.

(4)

The exercise price of options is the fair market value of Crane Holdings, Co. stock on the date of grant, determined in accordance with the terms of the 2018 Stock Incentive Plan which is the closing market price on the date of grant.

(5)	The grant date fair values of PRSUs, TRSUs, and stock options are as follows, in each case calculated in accordance with FASB ASC Topic 718:

Type of Equity Award	Value ($)	Method of Valuation
PRSUs	120.68	Monte Carlo pricing model
TRSUs	101.72	Closing trading price on grant date
Stock Options	32.51	Black-Scholes pricing model

2022 Option Exercises and Stock Vested

The following table provides information on all exercises of stock options, and all vesting of restricted share units, for each of the NEOs during 2022. The value realized on exercise of options is computed by multiplying the number of Crane Holdings, Co. shares acquired upon exercise by the difference between the market price of the shares on the applicable exercise date (calculated as the closing price on that date, or, if the shares received were concurrently sold, as the price actually obtained), and the exercise price of the options. The value realized on vesting of TRSUs and PRSUs is computed by multiplying the number of shares by the closing price on the applicable vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares/ Units Acquired on Vesting (#)	Value Realized on Vesting ($)
M. H. Mitchell	117,103	3,572,040	11,945	1,216,790
R. A. Maue	68,555	1,457,826	4,734	482,734
A. M. D’Iorio	5,680	261,848	2,281	231,272
A. Alcala	47,512	2,433,939	1,950	197,677
T. Polmanteer	—	—	1,311	129,776

2022 Outstanding Equity Awards at Fiscal Year End

The following table shows for each NEO, as of December 31, 2022: (i) under the heading “Option Awards,” the number of unexercised options, whether exercisable or unexercisable, with the exercise price and expiration date of each grant; (ii) in the first and second columns under the heading “Stock Awards,” the number and market value of unvested shares of restricted stock, unvested TRSUs and unvested retirement shares; and (iii) in the third and fourth columns under the heading “Stock Awards,” the number and market value of unearned PRSUs. No such awards have been transferred by any of the NEOs. It is anticipated that adjustments will be made to outstanding awards upon the distribution as described under “Treatment of Long-Term Equity Incentive Compensation in Connection with the Distribution” in this section of this Annual Report on Form 10-K.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
M. H. Mitchell	83,193	—		93.40	1/29/28	20,274	2,036,523	147,190	14,785,227
	87,219	29,074	(5)	79.14	1/28/29
	59,136	59,137	(6)	83.58	1/27/30
	15,309	45,930	(7)	78.59	1/25/31
	—	41,218	(8)	101.72	2/7/32
R. A. Maue	—	6,650	(5)	79.14	1/28/29	8,119	815,554	32,462	3,260,823
	13,141	13,142	(6)	83.58	1/27/30
	3,752	11,258	(7)	78.59	1/25/31
	—	9,997	(8)	101.72	2/7/32
A. M. D’Iorio	7,704	—		73.90	1/30/27	4,506	452,628	18,815	1,889,976
	9,837	—		93.40	1/29/28
	9,975	3,325	(5)	79.14	1/28/29
	7,118	7,119	(6)	83.58	1/27/30
	2,101	6,304	(7)	78.59	1/25/31
	—	6,152	(8)	101.72	2/7/32
A. Alcala	2,293	—		43.57	1/25/26	3,928	394,568	16,404	1,647,763
	12,134	—		73.90	1/30/27
	8,657	—		93.40	1/29/28
	8,312	2,771	(5)	79.14	1/28/29
	6,570	6,571	(6)	83.58	1/27/30
	1,801	5,404	(7)	78.59	1/25/31
	—	5,383	(8)	101.72	2/7/32
T. Polmanteer	—	4,614	(8)	101.72	2/7/32	5,408	543,234	5,898	592,454

(1)

Options vest on the dates indicated in the corresponding footnote; options also vest (or continue to vest per schedule in case of retirement for certain awards) upon death, disability, retirement, or termination after a change in control. Retirement for this purpose generally means termination of employment after age 65.

(2)	Figures in this column include time-based restricted share units which will vest according to the following schedule:

Vesting Date	Mitchell	Maue	D’Iorio	Alcala	Polmanteer
January 25, 2023	3,245	994	557	477	—
January 27, 2023	—	538	292	269	—
January 28, 2023	—	569	285	237	—
February 7, 2023	2,634	798	491	430	368
March 29, 2023	—	296	—	—	—
April 26, 2023	—	—	—	—	1,311
January 25, 2024	3,245	994	557	477	—
January 27, 2024	—	539	292	270	—
February 7, 2024	2,635	799	492	430	369
April 26, 2024	—	—	—	—	1,311
January 25, 2025	3,245	994	557	478	—
February 7, 2025	2,635	799	491	430	369
April 26, 2025	—	—	—	—	1,311
February 7, 2026	2,635	799	492	430	369

For all grants, vesting also occurs (or continues to occur per schedule in case of retirement for certain awards) upon death, disability, or retirement, or upon a change in control. Retirement for this purpose generally means termination of employment after age 65, or after age 62 with at least 10 years of service.

(3)	Computed using a price of $100.45 per share, which was the closing market price of Crane Holdings, Co. common stock on the last trading day of 2022.
(4)

The PRSUs granted in 2021 and 2022 will vest, if at all, on December 31, 2023, and December 31, 2024, respectively, as determined with reference to the percentile ranking of the total stockholder return (share price appreciation plus reinvested dividends), or TSR, of Crane Holdings, Co. common stock for the three-year period ending on that date, as compared to the TSRs of the other companies in the S&P Midcap 400 Capital Goods Group. Pursuant to SEC rules, the hypothetical amounts shown in the table include the PRSUs granted in 2021 and the PRSUs granted in 2022 at maximum level (200%), based on Crane Holdings, Co.’s TSR performance as of December 31, 2022. There can be no assurance, however, that Crane Holdings, Co.’s TSR for a full vesting period will be sufficient for the PRSUs to vest, if at all, at any particular level. The PRSUs granted in 2020 vested after performance results through December 31, 2022, were certified, at 52.6% of target, and are reflected in the table at that level.

(5)	This option grant will be 100% vested on January 28, 2023.
(6)	This option grant will be 75% vested on January 27, 2023; and 100% on January 27, 2024.
(7)	This option grant will be 50% vested on January 25, 2023; 75% on January 25, 2024; and 100% on January 25, 2025.
(8)	This option grant will be 25% vested on February 7, 2023; 50% on February 7, 2024; 75% on February 7, 2025; and 100% on February 7, 2026.

Retirement Benefits

Employees Hired Prior to 2006 (defined benefit) — Messrs. Mitchell and D’Iorio have accrued retirement benefits under Crane’s defined benefit pension plan, which was closed to Crane’s employees hired after 2005 and then frozen with no further benefit accruals effective December 31, 2012. For all eligible salaried employees, including all of the NEOs and other executive officers, Crane provides a retirement benefit equal to three percent of covered compensation, subject to the Code limits as described below, which amount is invested in the Crane Savings and Investment Plan (401(k) plan), a defined contribution retirement plan, at the direction of the employee.

Effective January 1, 2013, all executive officers and other employees who were participants in the pension plan receive annual pension benefits payable under the pension plan equal to 1-2/3% per year of service of the participant’s average annual compensation during the five highest compensated consecutive years (prior to 2013) of the 10 years of service immediately preceding retirement less 1-2/3% per year of service of the participant’s Social Security benefit, up to a maximum deduction of 50% of the Social Security benefit. Compensation for purposes of the pension plan is defined as total W-2 compensation plus employee contributions made under salary reduction plans less: (i) reimbursements or other expense allowances; (ii) cash and noncash fringe benefits (including automobile allowances); (iii) moving expenses (including “home allowances”); (iv) deferred compensation; (v) welfare benefits; (vi) severance pay; (vii) amounts realized from the exercise of a non-qualified stock option or the sale, exchange or other disposition of stock acquired under a qualified stock option; and (viii) amounts realized when restricted stock (or property) held by the employee is recognized in the employee’s taxable income under section 83 of the Code. However, the Code limits the total compensation taken into account for any participant under the pension plan. That limit was $305,000 for 2022 and is subject to adjustment in future years.

Benefit Equalization Plan — The NEOs also participate in the benefit equalization plan, a non-qualified, non-elective deferred compensation plan. Under the benefit equalization plan, participating executives receive a benefit intended to restore retirement benefits under Crane’s regular pension plan that are limited by the Code cap on the amount of compensation that can be considered in determining benefits under tax-qualified pension plans. There is no supplemental benefit based on deemed service or enhanced compensation formulas. Benefits accrued under this plan are not funded or set aside in any manner. The only NEO with a defined benefit account in this plan is Mr. Mitchell. This plan was also frozen as to defined benefit accruals effective December 31, 2012. Effective January 1, 2014, the benefit equalization plan was amended to cover participants’ benefits under the defined contribution retirement plan referenced above, and the Crane Holdings, Co. Compensation Committee extended the participation in this plan to 21 senior leadership executives, including all of the NEOs.

See “Nonqualified Deferred Compensation Benefits” in this section of this annual report on Form 10-K regarding certain employer contributions to the benefit equalization plan for the year 2014 and after.

The table below sets forth the number of years of credited service and the present value on December 31, 2022, of the accumulated benefit under the pension plan and the benefit equalization plan for each of the NEOs covered by those plans.

		Number of Years Credited Service	Present Value of Accumulated	Payments During
Name	Plan Name	(#)	Benefit ($)(1)	Last Fiscal Year ($)
M. H. Mitchell	Crane Pension Plan for Eligible Employees	9	288,681	—
	Crane Benefit Equalization Plan	5	727,813	—
A. M. D’Iorio	Crane Pension Plan for Eligible Employees	8	246,439	—

(1)

The actuarial present value of each participant’s accumulated pension benefit is determined using the same assumptions and pension plan measurement date used for financial statement reporting purposes. The actual retirement benefit at normal retirement date payable under the pension plan for eligible employees is subject to an additional limit under the Code which, for 2022, does not permit annual retirement benefit payments to exceed the lesser of $245,000 or the participant’s average compensation for the participant’s three consecutive calendar years of highest compensation, subject to adjustment for future years. The dollar limit is subject to further reduction to the extent that a participant has fewer than 10 years of service with Crane or 10 years of participation in the defined benefit plan.

Nonqualified Deferred Compensation Benefits

The following table shows information about the participation by each NEO in the benefit equalization plan with respect to this employer contribution. The NEOs do not participate in any other defined contribution nonqualified deferred compensation plans.

2022 Nonqualified Deferred Compensation Benefits

Name	Executive Contributions in 2022 ($)	Employer Contributions in 2022(1) ($)	Aggregate Earnings in 2022 ($)	Aggregate Withdrawals/ Distributions ($)	Balance at December 31, 2022 ($)
M. H. Mitchell	—	113,250	5,848	—	516,924
R. A. Maue	—	43,217	2,625	—	224,379
A. M. D’Iorio	—	27,545	648	—	72,279
A. Alcala	—	25,497	1,203	—	108,554
T. Polmanteer	—	21,562	—	—	21,562

(1)	Amounts in this column are included in “All Other Compensation” in the “2022 Summary Compensation Table.”

Potential Payments upon Termination or Change-in-Control

The NEOs would have received certain payments or other benefits in the following circumstances, assuming that each had taken place on December 31, 2022:

•	the executive resigns voluntarily;

•	the executive is involuntarily terminated, either directly or constructively;

•	the executive retires;

•	the executive dies or becomes permanently disabled while employed; or

•

a change in control of Crane takes place and the executive is terminated under certain circumstances within up to three years. Such payments or other benefits would be due to the NEOs under the following plans and agreements:

Severance Pay

Crane’s stated severance policy is to pay salaried employees one week per year of service upon termination of employment by Crane for the convenience of Crane; however, Crane’s prevailing practice on severance in the case of executive officers is to pay the executive an amount equal to one year’s base salary, either in a lump sum or by continuation of biweekly payroll distributions, at the election of the executive, with medical, dental and other welfare benefits and retirement benefits continuing during such period. Under this practice, if each of the NEOs had been terminated by Crane for the convenience of Crane as of December 31, 2022, the severance to which they would have been entitled (including the estimated value of continuation of welfare benefits) would have been as follows:

M. H. Mitchell	$1,225,312
R. A. Maue	$744,731
A. M. D’Iorio	$525,954
A. Alcala	$520,680
T. Polmanteer	$444,414

Voluntary Resignation	Unvested options cancelled; vested options remain exercisable for a period following termination of employment, as stated in the applicable award agreement, generally ranging from 90 days to the full option term (depending on the reason for termination and the year of grant)

Involuntary Termination	Unvested options cancelled; vested options remain exercisable for a period following termination of employment, as stated in the applicable award agreement, generally ranging from 90 days to the full option term (depending on the reason for termination and the year of grant)

Retirement	Options continue to become vested and exercisable in accordance with the regular schedule, subject to compliance with a covenant not to compete with Crane

Death or Permanent Disability While Employed	Unvested options become immediately exercisable

Change in Control	No change

Termination After Change in Control	Vesting is accelerated only if employment is terminated, involuntarily or for Good Reason, within two years after the change in control

If the then unvested stock options of each of the NEOs had become exercisable as of December 31, 2022, and assuming the value of Crane Holdings, Co. stock to be $100.45 per share, the closing price on the last trading day of 2022, the aggregate value to each of the NEOs of exercising the unvested options on that date would have been as follows:

M. H. Mitchell	$2,621,238
R. A. Maue	$609,517
A. M. D’Iorio	$328,759
A. Alcala	$288,034
T. Polmanteer	—

Restricted Share Units and Performance Restricted Share Units

Voluntary Resignation	Forfeited

Involuntary Termination	Forfeited

Retirement(1)	Continue to vest in accordance with the regular schedule, subject to compliance with a covenant not to compete with Crane

Death or Permanent Disability While Employed	Immediate vesting(2)

Change in Control	No change

Termination After Change in Control	Accelerated vesting only if employment is terminated, involuntarily or for

Good Reason, within two years after the change in control(3)

(1)

Retirement for this purpose generally means termination of employment after age 65, or after age 62 with at least 10 years of service. Vesting of PRSUs is not determined until after the applicable performance period based on the actual performance results. Amounts in the table immediately below assume 52.6% for the 2020 grant and 200% for the 2021 and 2022 grants (based on performance through the end of the last fiscal year).

(2)

Vesting of PRSUs is not determined until after the applicable performance period based on the actual performance results. Amounts in the table immediately below assume 52.6% for the 2020 grant and 200% for the 2021 and 2022 grants (based on performance through the end of the last fiscal year).

(3)

For PRSUs vesting in connection with a change in control, the number of shares vesting is generally based on performance results determined through the date immediately before the change in control, except that if the change in control occurs during the first half of the performance period, the number of PRSUs vesting is based on target performance. Amounts in the table immediately below assume 52.6% for the 2020 grant and 200% for the 2021 grant (based on performance through the end of the last fiscal year), and 100% (target) for the 2022 grants (because less than half of the performance period has been completed).

If the then unvested restricted share units (including PRSUs) owned by each of the NEOs had become vested as of December 31, 2022, and assuming the value of Crane Holdings, Co. stock to be $100.45 per share, the closing price on the last trading day of 2022, the aggregate value to each of the NEOs would have been as follows:

	Retirement, Death or Disability ($)	Change in Control/ Termination ($)
M. H. Mitchell	16,821,751	13,910,509
R. A. Maue	4,076,377	3,434,501
A. M. D’Iorio	2,342,603	1,947,634
A. Alcala	2,042,331	1,696,682
T. Polmanteer	1,135,688	839,461

Benefit Equalization Plan

Each of the NEOs participates in the benefit equalization plan described under “Retirement Benefits” in this section of this annual report on Form 10-K. Assuming their separation from service as of December 31, 2022, they would have become entitled to the following benefits under the defined benefit and defined contribution portions of the benefit equalization plan, respectively. In the event of a participant’s death, one-half of the benefit would be payable to the participant’s beneficiary.

	Defined Benefit	Defined Contribution
	($)	($)
M. H. Mitchell	727,813	516,924
R. A. Maue	—	224,379
A. M. D’Iorio	—	72,279
A. Alcala	—	108,554
T. Polmanteer	—	4,312

Change in Control Agreements

As described above in the section of this annual report on Form 10-K entitled “Compensation Discussion and Analysis—Section 5: Going Forward Crane Company Compensation Arrangements”, each of the NEOs has an agreement that, in the event of a change in control of Crane, provides for the continuation of the employee’s then current base salary, bonus plan and benefits for the three-year period following the change in control. The agreements are for a three-year period, but are automatically extended annually by an additional year unless Crane gives notice that the period shall not be extended.

Upon termination within three years after a change in control, by Crane without “Cause” or by the employee with “Good Reason” (as defined in the agreement), the employee is immediately entitled to a proportionate amount of the greater of the last year’s bonus or the average bonus paid in the three prior years, plus three times the sum of his or her annual salary and the greater of the last year’s bonus or the average of the previous three years’ bonuses. All accrued deferred compensation and vacation pay, employee benefits, medical coverage and other benefits also continue for three years (or until normal retirement) after termination.

“Cause” under the change in control agreements generally includes, among other things, personal dishonesty or certain breaches of fiduciary duty; repeated, willful, and deliberate failure to perform the executive’s specified duties; the commission of a criminal act related to the performance of duties; distributing proprietary confidential information about Crane; habitual intoxication by alcohol or other drugs during work hours; or conviction of a felony.

“Good Reason” under the change in control agreements includes, among other things, any action by Crane that results in a diminution in the position, authority, duties, or responsibilities of the employee.

If a change in control had taken place on December 31, 2022, and employment had terminated immediately thereafter, each of the NEOs would have become entitled to the following benefits under this provision:

	Cash Payment ($)	Estimated value of continuation for three years (or until normal retirement) of medical coverage and other benefits ($)
M. H. Mitchell	11,278,080	75,935
R. A. Maue	5,230,114	74,654
A. M. D’Iorio	3,534,766	2,749
A. Alcala	3,674,635	57,848
T. Polmanteer	3,662,400	22,841

Aggregate Benefit Amounts

The table below reflects the estimated aggregate compensation that each of the NEOs would receive in the event of his or her voluntary resignation, involuntary termination, normal retirement at age 65, death or disability, change in control and termination following a change in control. The amounts shown assume that such termination was effective as of December 31, 2022, and include amounts earned through that date. They are therefore not equivalent to the amount that would be paid out to the executive upon termination at another time.

Name	Voluntary Resignation ($)	Involuntary Termination ($)	Retirement ($)	Death or Disability ($)	Change in Control ($)	Change in Control and Termination ($)
M. H. Mitchell	—	1,225,312	19,442,989	19,442,989	—	27,885,761
R. A. Maue	—	744,731	4,685,894	4,685,894	—	9,348,786
A. M. D’Iorio	—	525,954	2,671,362	2,671,362	—	5,813,908
A. Alcala	—	520,680	2,330,365	2,330,365	—	5,717,200
T. Polmanteer	—	444,414	1,135,688	1,135,688	—	4,524,702

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2022:	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2018 Stock Incentive Plan (and predecessor plans)	2,148,776	[a]	$75.45	—
2018 Amended and Restated Stock Incentive Plan	436,752		$101.72	4,520,597
Equity compensation plans not approved by security holders	—		$—	—

Total	2,585,528		$77.19	4,520,597

a

Includes 386,078 restricted share units (“RSUs”), 120,260 deferred stock units (“DSUs”) and 387,678 performance-based restricted share units (“PRSUs”), assuming the maximum potential payout percentage. Actual numbers of shares may vary, depending on actual performance. If the PRSUs included in this total vest at the target performance level as opposed to the maximum level, the aggregate awards outstanding would be 2,391,689. Column (b) does not take RSUs, PRSUs or DSUs into account because they do not have an exercise price.

As of the date hereof, all of Crane Company’s outstanding shares of common stock are owned by Crane Holdings, Co. Immediately after the distribution, Crane NXT, Co. will own no shares of Crane Company common stock.

The following table provides information with respect to the expected beneficial ownership of Crane Company common stock immediately after the distribution by (i) each person who we believe will be a beneficial owner of more than five percent of Crane Company’s outstanding shares of common stock, (ii) each of Crane Company’s expected directors, director nominees, and named executive officers and (iii) all expected directors and executive officers as a group. We based the share amounts on each person’s beneficial ownership of shares of Crane Holdings, Co. common stock as of March 23, 2023, unless we indicate some other basis for the share amounts, and assuming a distribution ratio of one share of Crane Company common stock for every one share of Crane Holdings, Co. common stock. Beneficial ownership is determined in accordance with the rules of the SEC.

Security Ownership of Certain Beneficial Owners

Based on the information filed by stockholders of Crane Holdings, Co. on Schedules 13D and 13G, reporting beneficial ownership of Crane Holdings, Co. common stock as of the date of the event which required such filing, we anticipate the following stockholders will beneficially own more than five percent of Crane Company common stock immediately following the distribution. Solely for the purposes of the following table, we assumed that 56,725,307 of our shares of common stock were issued and outstanding as of March 23, 2023 based on Crane Holdings, Co. common stock outstanding as of such date and the distribution ratio. The actual number of shares of Crane Company common stock to be outstanding following the spin-off will be determined on the record date of the distribution.

Name and Address of Beneficial Owner	Shares of Crane Company’s Common Stock to be Beneficially Owned Upon the Distribution	% of Class
The Crane Fund(1) 140 Sylvan Ave, #5 Englewood Cliffs, NJ 07632	7,778,416	13.7%
FMR LLC(2)
245 Summer Street
Boston, MA 02210	5,936,299	10.5%
The Vanguard Group(3)
100 Vanguard Blvd.
Malvern, PA 19355	4,695,385	8.3%
BlackRock, Inc.(4)
55 East 52nd Street
New York, NY 10022	4,014,384	7.1%

(1)

The Crane Fund, a trust established for the benefit of former employees in need (the “Crane Fund”), is managed by trustees appointed by the Board of Directors of Crane Holdings, Co. The incumbent trustees are A. M. D’Iorio, T. A. Polmanteer and C. Cristiano, all of whom are executive officers of Crane Holdings, Co. Pursuant to the trust instrument, the shares held by the trust are voted by the trustees as directed by the Board of Directors of Crane Holdings, Co., the distribution of the income of the trust for its intended purposes is subject to the control of the Board of Directors of Crane Holdings, Co. and the shares may be sold by the trustees only upon the direction of the Board of Directors of Crane Holdings, Co. None of the directors or the trustees has any direct beneficial interest in, and all disclaim beneficial ownership of, shares held by The Crane Fund.

(2)

As reported in a Schedule 13G filed on November 10, 2022, by FMR LLC, directly and on behalf of Abigail P. Johnson and certain subsidiaries, giving information on shareholdings as of October 31, 2022. According to the Schedule 13G, FMR LLC, a parental holding company, has sole voting power over 5,906,223 shares and sole dispositive power over 5,936,299 shares of Crane Holdings, Co. stock.

(3)

As reported in a Schedule 13G filed on February 9, 2022, by The Vanguard Group, directly and on behalf of certain subsidiaries, giving information on shareholdings as of December 31, 2021. According to the Schedule 13G, The Vanguard Group, an investment adviser, has shared voting power over 24,864 shares, sole dispositive power over 4,631,205 shares and shared dispositive power over 64,180 shares of Crane Holdings, Co. stock.

(4)	As reported in a Schedule 13G filed on February 1, 2022, by BlackRock, Inc., giving information on shareholdings as of December 31, 2021.

According to the Schedule 13G, BlackRock, Inc., a parental holding company or control person, has sole voting power over 3,836,352 shares and sole dispositive power over 4,014,384 shares of Crane Holdings, Co. stock.

Share Ownership of Executive Officers and Directors

To the extent Crane Company’s directors and officers own shares of Crane Holdings, Co. common stock at the time of the spin-off, they will participate in the distribution on the same terms as other holders of shares of Crane Holdings, Co. common stock. Solely for the purposes of the following table, we assumed that 56,725,307 of our shares of common stock were issued and outstanding as of March 23, 2023 based on Crane Holdings, Co. common stock outstanding as of such date and the distribution ratio. The actual number of shares of Crane Company common stock to be outstanding following the spin-off will be determined on the record date of the distribution.

The address of each director, director nominee and executive officer shown in the table below is c/o Crane Company, 100 First Stamford Place, Stamford, CT 06902.

Name and Address of Beneficial Owner	Shares of Crane Company’s Common Stock to be Beneficially Owned Upon the Distribution	% of Class
Max H. Mitchell	703,222	1.24%
Martin R. Benante	14,210	*
Sanjay Kapoor**	—	**
Ronald C. Lindsay	22,289	*
Ellen McClain	17,312	*
Charles G. McClure, Jr.	10,888	*
Jennifer M. Pollino	17,128	*
John S. Stroup	2,216	*
James L. L. Tullis	32,535	*
Richard A. Maue	123,943	*
Anthony M. D’Iorio	68,173	*
Alejandro Alcala	74,732	*
Tami Polmanteer	2,260	*
Other Executive Officers	—	*
Directors and executive officers as a group (13 persons)	1,088,908	1.92%

*	Less than one percent (1%)
**	Mr. Kapoor was appointed to the board on April 3, 2023 and has not yet accumulated Company stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Procedures for Approval of Related Party Transactions

It is expected that Crane Company will establish two Conflict of Interest Policies: CP-103, to which all officers and salaried employees will be subject, and CP-103D, to which non-employee directors will be subject. It is expected that those who are subject to these policies will be required to disclose to Crane Company’s General Counsel in writing each outside relationship, activity and interest that creates a potential conflict of interest, including prior disclosure of transactions with third parties. Crane Company’s General Counsel will determine whether the matter does or does not constitute an impermissible conflict of interest, or may in his or her discretion refer the question to Crane Company’s Audit Committee, which will be responsible for reviewing significant conflicts of interest involving Crane Company’s directors or executive officers and/or Crane Company’s Nominating and Governance Committee, which is responsible for reviewing director nominee independence requirements. It is expected that Crane Company’s respective Committees will review the facts and make a recommendation to Crane Company’s Board of Directors. It is expected that all Crane Company directors, executive officers and other salaried employees will be required to certify in writing each year whether they are personally in compliance with CP-103 or CP-103D, as applicable, and whether they have knowledge of any other person’s failure to comply. In addition, it is expected that each Crane Company director and executive officer will be required to complete an annual questionnaire which calls for disclosure of any transactions above a stated amount in which such director or officer or any member of his or her family has a direct or indirect material interest. We believe that these procedures in the aggregate will be sufficient to allow for the review, approval or ratification of any “Transactions with Related Persons” that would be required to be disclosed under applicable SEC rules.

The Distribution from Crane Holdings, Co.

The distribution will be accomplished by Crane Holdings, Co. distributing all of its shares of Crane Company common stock to holders of Crane Holdings, Co. common stock entitled to such distribution. On the distribution date, each holder of Crane Holdings, Co. common stock will receive one share of Crane Company common stock for every one share of Crane Holdings, Co. common stock held as of 5:00 p.m. local New York City time on March 23, 2023, the record date, as described below. Following the distribution, Crane Holdings, Co. will not hold any shares of Crane Company common stock, and Crane Company will be a separate, publicly traded company. The distribution of shares of Crane Company common stock is subject to the satisfaction or waiver of certain conditions.

Agreements with Crane Holdings, Co. / Crane NXT, Co.

Following the separation and distribution, Crane NXT, Co. and Crane Company will be two separate, independent, publicly traded companies, and the relationship between Crane Company and Crane NXT, Co. will be governed by, among others, a separation and distribution agreement, a transition services agreement, a tax matters agreement, an intellectual property matters agreement and an employee matters agreement. These agreements will be entered into by Crane Company and Crane Holdings, Co., which will be renamed “Crane NXT, Co.” following the spin-off. These agreements will provide for the allocation between Crane Company and Crane NXT, Co. of Crane Company’s and Crane NXT, Co.’s assets, employees, liabilities and obligations (including employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after Crane Company’s spin-off from Crane.

The material agreements described below are included as exhibits to this annual report on Form 10-K and the summaries below set forth the currently expected terms of the agreements that Crane Company believes are material. These summaries are qualified in their entireties by reference to the full text of the applicable agreements, which are incorporated by reference into this annual report on Form 10-K. The terms of the agreements described below that will be in effect following the spin-off have not yet been finalized; changes to these agreements, some of which may be material, may be made prior to Crane Company’s spin-off from Crane.

The Separation and Distribution Agreement

The separation and distribution agreement will set forth Crane Company’s agreement with Crane Holdings, Co., which will be renamed “Crane NXT, Co.” following the spin-off, regarding the principal transactions necessary to separate Crane Company from Crane. It will also set forth other agreements that govern certain aspects of Crane Company’s relationship with Crane NXT, Co. after the completion of the spin-off. The parties intend to enter into the separation and distribution agreement immediately prior to the distribution of Crane Company common stock to Crane Holdings, Co. stockholders.

Transfer of Assets and Assumption of Liabilities. The separation and distribution agreement will identify assets to be transferred, liabilities to be assumed, and contracts to be assigned to each of Crane Company and Crane Holdings, Co. as part of the reorganization of Crane, and will describe when and how these transfers, assumptions and assignments will occur, although many of the transfers, assumptions and assignments will have already occurred prior to the parties’ entry into the separation and distribution agreement. In particular, the separation and distribution agreement will provide that, subject to the terms and conditions contained in the separation and distribution agreement:

•

Assets primarily related to and liabilities (including whether accrued, contingent or otherwise) primarily related to any businesses of Crane, other than Crane’s Payment & Merchandising Technologies segment, will be retained by or transferred to Crane Company or one of its subsidiaries.

•

All other assets and liabilities (including whether accrued, contingent or otherwise) of Crane (including those primarily related to Crane’s Payment & Merchandising Technologies segment) will be retained by or transferred to Crane Holdings, Co. or one of its subsidiaries.

•	Generally, liabilities related to, arising out of or resulting from businesses of Crane that were previously discontinued or divested will be allocated to Crane Holdings, Co.

•

Each party or one of its subsidiaries will assume or retain any liabilities (including under applicable federal and state securities laws) relating to, arising out of or resulting from any registration statement or similar disclosure document relating to the sale or distribution of any security after the spin-off (including periodic disclosure obligations).

•

Crane Holdings, Co. will assume or retain any liability relating to, arising out of or resulting from any registration statement or similar disclosure document related to the spin-off (including the Form 10 filed with the SEC on December 15, 2022, as amended).

•

Except as otherwise provided in the separation and distribution agreement or any ancillary agreement, all costs and expenses incurred on or prior to the effective date of the spin-off by Crane Company or Crane Holdings, Co. in connection with the spin-off (including, without limitation, costs and expenses relating to legal counsel, financial advisors, and accounting advisory work related to the spin-off) will be paid by Crane Holdings, Co.

The allocation of liabilities with respect to taxes, except for payroll taxes and reporting and other tax matters expressly covered by the employee matters agreement, will solely be covered by the tax matters agreement.

Except as may expressly be set forth in the separation and distribution agreement or any ancillary agreement, all assets will be transferred on an “as is,” “where is” basis and the respective transferees will bear the economic and legal risks that any conveyance will prove to be insufficient to vest in the transferee good title, free and clear of any security interest, that any necessary consents or governmental approvals are not obtained, and that any requirements of laws or judgments are not complied with.

Information in this annual report on Form 10-K with respect to the assets and liabilities of the parties following the spin-off is presented based on the allocation of such assets and liabilities pursuant to the separation and distribution agreement, unless the context otherwise requires. Certain of the liabilities and obligations to be assumed by one party or for which one party will have an indemnification obligation under the separation and distribution agreement and the other agreements relating to the separation may be, and following the separation may continue to be, the legal or contractual liabilities or obligations of another party. Each such party that continues to be subject to such legal or contractual liability or obligation will rely on the applicable party that assumed the liability or obligation or the applicable party that undertook an indemnification obligation with respect to the liability or obligation, as applicable, under the separation and distribution agreement, to satisfy the performance and payment obligations or indemnification obligations with respect to such legal or contractual liability or obligation.

The Distribution. The separation and distribution agreement will also govern the rights and obligations of the parties regarding the proposed distribution. Crane Holdings, Co. will cause its agent to distribute to Crane Holdings, Co. stockholders that hold shares of Crane Holdings, Co.’s common stock as of the record date all the issued and outstanding shares of Crane Company’s common stock. Crane Holdings, Co. will have the sole and absolute discretion to determine (and change) the terms of, and whether to proceed with, the distribution and, to the extent it determines to so proceed, to determine the date of the distribution.

Conditions. The separation and distribution agreement will provide that the distribution is subject to several conditions that must be satisfied or waived by Crane Holdings, Co. in its sole discretion.

Dispute Resolution. Subject to certain exceptions (including as set forth in any ancillary agreement), if a dispute arises with Crane NXT, Co. following the spin-off, arising out of, in connection with or in relation to the separation and distribution agreement or any ancillary agreement or the transactions contemplated thereby, the parties will negotiate in good faith to resolve any disputes for a period of thirty days, which may be extended by mutual written agreement of the parties. If the parties are unable to resolve the dispute in this manner, then the party that started the dispute shall initiate a nonbinding mediation by providing written notice to the other party. If the issue has not been resolved in mediation, either party may demand that the dispute be submitted to arbitration for final determination. The dispute will be exclusively and finally determined by arbitration (by a sole arbitrator if the amounts in dispute totals less than $10,000,000 and by a three-person arbitral tribunal if the amounts in dispute totals greater than $10,000,000).

Other Matters Governed by the Separation and Distribution Agreement. Other matters governed by the separation and distribution agreement will include releases, indemnification, legal matters, insurance, access to information, confidentiality, access to and provision of records and treatment of outstanding guarantees and similar credit support.

Transition Services Agreement

Upon the Company’s spin-off from Crane, the Company and Crane NXT will enter into a transition services agreement to provide for the orderly transition of Crane Holdings, Co. into two independent, publicly traded companies (the Company and Crane NXT) and to allow each party time to replace certain assets that will be allocated to the other party. Under the transition services agreement, the Company will provide Crane NXT with various services, and Crane NXT will provide the Company with various services. The charges for such services are generally intended to allow each service provider to recover all of its direct and indirect costs, generally without profit.

The transition services agreement is being negotiated in the context of a parent-subsidiary relationship and in the context of the separation of Crane into two companies. All services to be provided under the transition services agreement will be provided for a specified period of time depending on the type and scope of the services to be provided, with terms for such services to be no longer than eighteen (18) months (which may be extended in certain circumstances). After the expiration of the arrangements contained in the transition services agreement, the Company may not be able to replace the services provided by Crane NXT in a timely manner or on terms and conditions, including cost, as favorable as those the Company has received from Crane NXT, and Crane NXT may not be able to replace the services provided by the Company in a timely manner or on terms and conditions, including cost, as favorable as those Crane NXT has received from the Company. Each of the Company and Crane NXT is developing a plan to increase its own internal capabilities in the future to reduce its reliance on the other party for these services. Each of the Company and Crane NXT will have the right to receive reasonable information with respect to the charges charged to it by the other party and other service providers for transition services provided by them. In addition, after the expiration of the arrangements contained in the transition services agreement, Crane NXT will no longer pay the Company for the services provided by the Company to Crane NXT and, accordingly, the Company’s cost of carrying the assets used to provide such services may increase, and the Company will no longer pay Crane NXT for the services provided by Crane NXT to the Company and, accordingly, Crane NXT’s cost of carrying the assets used to provide such services may increase.

Tax Matters Agreement

Crane Company and Crane Holdings, Co., which will be renamed “Crane NXT, Co.” following the spin-off, intend to enter into a tax matters agreement immediately prior to the distribution that will generally govern Crane Company and Crane NXT, Co.’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Although enforceable as between the parties, the tax matters agreement will not be binding on the IRS.

Allocation of Taxes

The tax matters agreement is expected to provide that Crane Holdings, Co. will be liable for all U.S. federal, state, local and foreign taxes that are (i) imposed with respect to tax returns that include both one or more members of the Crane Holdings, Co. group and one or more members of the Crane Company group (such returns, “Joint Returns”) to the extent such taxes are attributable to the Payment & Merchandising Technologies segment, or (ii) imposed with respect to tax returns that include any member of the Crane Holdings, Co. group but not any member of the Crane Company group. Crane Company will be liable for all U.S. federal, state, local and foreign taxes that are (i) imposed with respect to Joint Returns to the extent such taxes are attributable to the businesses conducted by Crane Company following the distribution, or (ii) imposed with respect to tax returns that include any member of the Crane Company group but not any member of the Crane Holdings, Co. group. Responsibility for any U.S. federal, state, local and foreign taxes that are imposed with respect to Joint Returns but that are not attributable to either the Payment & Merchandising Technologies segment or any business conducted by Crane Company following the distribution will be shared between the parties according to their relative equity values. Any taxes imposed with respect to the separation and related transactions that are not attributable to the failure of the distribution and certain related transactions to qualify for the intended tax treatment will be shared equally by Crane Holdings, Co. and Crane Company.

Indemnification Obligations

The tax matters agreement will generally provide for indemnification obligations between Crane Holdings, Co., on the one hand, and Crane Company, on the other hand. In particular, Crane Holdings, Co. will be required to indemnify Crane Company for taxes allocated to Crane Holdings, Co., as described above, and Crane Company will be required to indemnify Crane Holdings, Co. for taxes allocated to Crane Company, as described above. The terms of indemnification for any taxes attributable to the failure of the distribution and related transactions to qualify for their intended tax treatment (such taxes, “Distribution Taxes”) is expected to depend on which parties, if any, are responsible for the failure giving rise to the Distribution Taxes. The party responsible for any such failure will generally be required to indemnify the party not responsible, provided that if both parties are responsible, liability for any resulting Distribution Taxes will be shared according to relative fault. Any Distribution Taxes for which neither party is at fault will be shared by the parties according to their relative equity values.

The tax matters agreement is not anticipated to include covenants expressly restricting the Company’s ability to take actions after the distribution.

As a member of Crane, Crane Company has (and will continue to have following the distribution) joint and several liability for the full amount of the consolidated U.S. federal income taxes of Crane relating to all taxable periods in which Crane Company (or its predecessor in interest) were part of that group. However, the tax matters agreement is expected to specify the portion of this tax liability for which Crane Company will bear responsibility and the amount for which Crane Company would agree to indemnify Crane NXT, Co.

Neither Crane Company nor Crane NXT, Co.’s obligations under the tax matters agreement is anticipated to be limited in amount. Furthermore, Crane Company and Crane NXT, Co.’s respective rights, responsibilities and obligations under the tax matters agreement are anticipated to generally survive until the expiration of the relevant statute of limitations.

Employee Matters Agreement

Immediately prior to Crane Company’s spin-off from Crane, Crane Company will enter into an employee matters agreement with Crane Holdings, Co. The employee matters agreement will govern Crane NXT, Co.’s, Crane Company’s and the parties’ respective subsidiaries’ and affiliates’ rights, responsibilities and obligations after the spin-off with respect to the following matters:

•

employees and former employees (and their respective dependents and beneficiaries) who are or were employed with Crane Holdings, Co., which will be renamed “Crane NXT, Co.” following the spin-off, Crane Company or the parties’ respective subsidiaries or affiliates;

•	the allocation of assets and liabilities generally relating to employees, employment or service-related matters and employee benefit plans;

•	employee compensation plans and director compensation plans, including equity plans; and

•	other human resources, employment, and employee benefits matters.

The employee matters agreement will provide that, unless otherwise specified, Crane NXT, Co. will be responsible for liabilities associated with employees who will be employed by Crane NXT, Co. following the spin-off and Crane Company will be responsible for liabilities associated with employees who will be employed by Crane Company following the spin-off. With respect to former employees, unless otherwise specified, Crane NXT, Co. will be responsible for liabilities associated with those employees whose last employment was with the Payment & Merchandising Technologies business segment of Crane Holdings, Co. before the spin-off, and Crane Company will be responsible for liabilities associated with those employees whose last employment was with any of the other business segments of Crane Holdings, Co. before the spin-off, as well as certain former corporate employees.

The matters to be governed by the employee matters agreement include, among other things, (i) establishment and administration of employee benefit plans, (ii) adjustments to, and administration of, Crane Holdings, Co. equity compensation awards granted before the distribution, (iii) access to and provision of records and (iv) preservation of fiduciary and amendment powers.

Employee Benefits Generally

Immediately after the distribution date, Crane NXT, Co. and Crane Company will each provide employee benefits for their respective eligible employees substantially similar to the employee benefits provided by Crane Holdings, Co. immediately before the distribution date. Crane Company will assume sponsorship of the Pension Plan for All Eligible Employees of Crane Co., a tax-qualified defined benefit pension plan for certain U.S. employees that was frozen with no further benefit accruals for most participants after December 31, 2012. Crane Company will also assume sponsorship of the Amended and Restated Crane Co. Savings and Investment Plan (the “Crane Company Savings Plan”), a tax-qualified 401(k) plan for eligible U.S. employees, and the various health and welfare plans. Crane NXT, Co. will establish its own 401(k) plan, to which accounts of active Crane NXT employees will be transferred from the Crane Company Savings Plan, as well as Crane NXT, Co.’s own health and welfare plans. Other benefit and compensatory plans will be assigned to either Crane NXT, Co. or Crane Company based on the employees covered by the plans, and where applicable, mirror plans will be established by the other company.

Equity Compensation Awards

Adjustments. Crane Holdings, Co. equity compensation awards outstanding immediately before the distribution are expected to be adjusted as described below in a manner that is intended to preserve the aggregate intrinsic value of each award immediately after the distribution when compared to the aggregate intrinsic value immediately before the distribution (as calculated based on the applicable stock price measurements specified in the employee matters agreement), subject to rounding. For any underwater stock options, the adjustments are intended to preserve the degree to which the options were out of the money immediately before the distribution. However, the Crane Holdings, Co. Compensation Committee may alter the treatment of awards in any non-U.S. jurisdiction to the extent that it determines such alteration is necessary or appropriate, including to avoid adverse tax consequences to the award holders, and the Crane Holdings, Co. Compensation Committee may alter the adjustment rules per individual agreements (such as for new hires).

For members of the Executive Officer Group and non-employee directors, each Crane Holdings, Co. award that is outstanding immediately prior to the distribution will be adjusted using the “shareholder method.” Under the shareholder method, the award holder will be treated similarly to stockholders of Crane Holdings, Co. Specifically, each such individual will (i) continue to hold the existing Crane Holdings, Co. award for the same number of shares of Crane NXT, Co. common stock that was subject to such award immediately before the distribution and (ii) receive an identical award under the Crane Company 2023 Stock Incentive Plan with respect to one share of Crane Company common stock for each share of Crane Holdings, Co. common stock underlying the original award. The resulting post-distribution Crane NXT, Co. award and Crane Company award (collectively, the “new awards”) will have a combined intrinsic value immediately following the consummation of the distribution equal to the intrinsic value of the existing Crane Holdings, Co. award immediately before the consummation of the distribution, taking into account any necessary adjustments to the exercise price of the new awards, if applicable, to maintain such intrinsic value (or, for underwater stock options, to maintain the degree to which the option was out of the money immediately before the consummation of the distribution). To the extent the existing Crane Holdings, Co. award is subject to vesting based upon continued service with Crane, the new awards will also remain subject to the same vesting conditions based upon continued employment with the individual’s post-distribution employer.

All other employees will receive the “replacement method” treatment with respect to their outstanding Crane Holdings, Co. awards. Under the replacement method, the individual will only hold awards with respect to the equity of their post-distribution employer. Specifically, such individuals that will remain with Crane NXT, Co. post-distribution will continue to hold their existing Crane Holdings, Co. awards. In contrast, such individuals that will be employed by Crane Company post-distribution will have their existing Crane Holdings, Co. awards converted into substantially identical awards with respect to shares of Crane Company common stock under the Crane Company 2023 Stock Incentive Plan. Any legacy awards held by individuals whose employment terminated before the distribution will be converted into Crane Company awards. The number of shares of common stock underlying the continued or converted awards, and/or the exercise price of such awards, if applicable, will be adjusted so that they have the same intrinsic value immediately following the consummation of the distribution as the intrinsic value of the existing Crane Holdings, Co. award immediately before the consummation of the distribution (or, for underwater stock options, to maintain the degree to which the option was out of the money immediately before the consummation of the distribution), other than small differences due to rounding to keep awards expressed in whole shares. To the extent the existing Crane Holdings, Co. award is subject to vesting based upon continued service with Crane Holdings, Co., the continued or converted award, whichever is applicable, will also remain subject to the same vesting conditions based upon continued employment with such individual’s post-distribution employer.

The Crane NXT, Co. PRSUs and the Crane Company PRSUs, whether resulting from adjustments by the shareholder method or the replacement method, will remain subject to relative TSR goals over the same performance period against the same peer group as the original Crane Holdings, Co. PRSUs, but adjusted to apply as if each of Crane NXT, Co. and Crane Company had been separate companies over the entire performance period.

Payment Timing for DSUs. Current and certain former non-employee members of the Crane Holdings, Co. Board of Directors hold DSUs, which are settled upon or following the non-employee director’s cessation of board service. As described above, we currently expect that those DSUs will be adjusted into both Crane NXT, Co. and Crane Company DSUs in connection with the distributions based on the shareholder method for adjustments. The distribution will not trigger immediate settlement of the adjusted DSUs for non-employee directors who remain in service with either Crane NXT, Co. or Crane Company after the distribution. Rather, settlement of the adjusted DSUs will be triggered when the non-employee director separates from service with the post-distribution company for which they continue to serve. For non-employee directors serving on both the Crane NXT, Co. Board of Directors and Crane Company Board of Directors immediately after the distribution, separation from the Crane NXT, Co. Board of Directors will trigger settlement of the adjusted DSUs.

Non-Solicitation

The employee matters agreement restricts each of Crane NXT, Co. and its subsidiaries and Crane Company and its subsidiaries from soliciting employees from the other company during the twenty-four month period following the distribution.

Non-U.S. Employees

The provisions of the employee matters agreement generally cover employees in the non-U.S. jurisdictions. All actions taken with respect to non-U.S. Crane Company employees or U.S. Crane Company employees working in non-U.S. jurisdictions will be subject to and accomplished in accordance with applicable law in the custom of the applicable jurisdictions.

Intellectual Property Matters Agreement

Upon Crane Company’s spin-off from Crane, Crane Company intends to enter into an intellectual property matters agreement with Crane Holdings, Co., which will be renamed “Crane NXT, Co.” following the spin-off. The intellectual property matters agreement will govern the continued ownership and use by the Company and Crane NXT of their respective trademarks and trade names that include or are comprised of the term “Crane” in their respective businesses. The intellectual property matters agreement will provide that Crane NXT will use such trademarks and trade names in a manner consistent with historical quality levels and not in a manner that would tarnish the reputation of the trademarks and trade names that include or are comprised of the term “Crane” (among other obligations intended to preserve the legacy of the “Crane” brand). In the event that Crane NXT materially breaches (and fails to cure) the foregoing legacy preservation obligations (or otherwise ceases use of the “Crane” brand), Crane Company has the right to require that Crane NXT cease use of (and assign to Crane Company) all of its trademarks and trade names that include or are comprised of the term “Crane.” In the event that Crane Company ceases use of the “Crane” brand, Crane NXT has the right to require that Crane Company cease use of (and assign to Crane NXT) all of its trademarks and trade names that include or are comprised of the term “Crane.”

Item 14.	Principal Accountant Fees and Services

Because Crane Company was a wholly owned subsidiary of Crane Holdings, Co. as of December 31, 2022. Crane Company did not pay fees to its principal accountant. Set forth below is a summary of the fees for the years ended December 31, 2022, and 2021 to Crane Holdings, Co’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates:

	2022	2021

	(in thousands)
Audit fees(a)	$10,019	$5,540
Audit-related fees(b)	$275	$224
Tax fees(c)	$596	$863
All other fees(d)	$3	$3

Total	$10,893	$6,630

(a)

Audit services were higher in 2022, reflecting: (i) the regular annual audit of Crane Holdings, Co.’s annual financial statements; (ii) multiple year carve-out audits of Crane NXT and Crane Company’s financial statements prepared in connection with the registration statement on Form 10 filed with the SEC by Crane Company in connection with the spin-off; (iii) reviews of Crane Holdings’ quarterly financial statements; (iv) Sarbanes-Oxley Act, Section 404 attestation matters; and (v) statutory and regulatory audits, comfort letters, consents, and other services related to SEC matters.

(b)	Audit-related services consisted of: (i) benefit plan audits; (ii) agreed-upon procedures reports; and (iii) financial accounting and reporting consultations.
(c)

Fees for tax compliance services totaled $520 and $473 in 2022 and 2021, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred, to document, compute, and obtain government approval for amounts to be included in tax filings. Fees for tax planning and advice services totaled $76 and $390 in 2022 and 2021, respectively.

(d)	Fees for all other services billed consisted of fees for software licenses.

	2022	2021
Ratio of tax planning and advice fees and all other fees to audit fees, audit-related fees, and tax compliance fees	1%	6%
Percentage of non-audit services approved by the Audit Committee	100%	100%

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements:

Page Number
Crane Holdings, Co.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	Page 71

Consolidated Statements of Operations	Page 73

Consolidated Statements of Comprehensive Income	Page 74

Consolidated Balance Sheets	Page 75

Consolidated Statements of Cash Flows	Page 76

Consolidated Statements of Changes in Equity	Page 78

Notes to Consolidated Financial Statements	Page 79

Crane Company (Supplemental)

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	Page 124

Combined Statements of Operations	Page 126

Combined Statements of Comprehensive Income	Page 127

Combined Balance Sheets	Page 128

Combined Statements of Cash Flows	Page 129

Combined Statements of Changes in Net Investment	Page 130

Notes to Combined Financial Statements	Page 131

(b) Exhibits

Exhibit No.	Description

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Crane Company.

Exhibit 3.2	Amended and Restated By-laws of Crane Company.

Exhibit 4.1	Description of Crane Company’s capital stock registered under section 12 of the Securities Exchange Act of 1934

Exhibit 21.1	List of Subsidiaries.

Exhibit 31.1	Crane Holdings, Co. Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Crane Holdings, Co. Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 31.3	Crane Company Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 31.4	Crane Company Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Crane Holdings Co. Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).

Exhibit 32.2	Crane Holdings Co Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

Exhibit 32.3	Crane Company Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).

Exhibit 32.4	Crane Company Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

Exhibit 99.1	Crane Company Unaudited Pro Forma Condensed Consolidated Financial Statements.

*	Management Contracts or Compensatory Plans, Contracts or Arrangements.

Exhibits to Form 10-K — Documents incorporated by reference:

(2)	Plan of acquisition, reorganization, liquidation, or succession

2.1	Form of Separation and Distribution Agreement by and between Crane Holdings, Co. and Crane Company (incorporated by reference to Exhibit 2.1 to Crane Company’s registration statement on Form 10 filed on January 24, 2023).

2.2	Stock Purchase Agreement, dated as of August 12, 2022, by and among Crane Holdings, Co., Crane Company, Redco Corporation and Spruce Lake Liability Management Holdco LLC (incorporated by reference to Exhibit 2.2 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

(10)

10(a)

Credit Agreement, dated as of March  17, 2023, by and among Crane Company, as borrower, CR Holdings, C.V., as a subsidiary borrower, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to Crane Company’s Current Report on Form 8-K filed on March 20, 2023).

(iii)	Management Contracts or Compensatory Plans, Contracts or Arrangements

(a)	Crane Company 2023 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Crane Company’s Current Report on Form 8-K filed on February 27, 2023).

(b)	The Crane Co. Benefit Equalization Plan, effective February 25, 2008 (incorporated by reference to Exhibit 10.8 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

(c)	The Crane Co. Benefit Equalization Plan as amended effective January 1, 2013 (incorporated by reference to Exhibit 10.9 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

(d)	Form of Employment/Severance Agreement between Crane Company and its executive officers, which provides for the continuation of certain employee benefits upon a change in control (incorporated by reference to Exhibit 10.5 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

(e)	Form of Indemnification Agreement between Crane Company and each of its director and executive officers (incorporated by reference to Exhibit 10.6 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

(f)	Time-sharing Agreement dated January 31, 2014 between Crane Company and Max H. Mitchell (incorporated by reference to Exhibit 10.10 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

(g)	Amendment, dated August 31, 2017, to Time Sharing Agreement with M. Mitchell (incorporated by reference to Exhibit 10.11 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

(h)	Time-sharing Agreement, dated April 27, 2020 between Crane Company and James L.L. Tullis (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Crane Company’s Registration Statement on Form 10 filed on January 24, 2023).

Item 16.	Form 10-K Summary

Not applicable.

Part IV

Signatures

Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE COMPANY (Registrant)

By /s/ MAX H. MITCHELL
Max H. Mitchell President and Chief Executive Officer Date 3/30/2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Officers

/s/ MAX H. MITCHELL	/s/ RICHARD A. MAUE
Max H. Mitchell President, Chief Executive Officer and Director (Principal Executive Officer)	Richard A. Maue Executive Vice President Chief Financial Officer and Principal Accounting Officer (Principal Financial Officer)

Date 3/30/2023	Date 3/30/2023

Directors

/s/ JAMES L.L. TULLIS	/s/ MARTIN R. BENANTE	/s/ RONALD C. LINDSAY
James L.L. Tullis	Martin R. Benante	Ronald C. Lindsay

Date 3/30/2023	Date 3/30/2023	Date 3/30/2023

/s/ ELLEN MCCLAIN	/s/ CHARLES G. MCCLURE, JR.	/s/ JENNIFER M. POLLINO
Ellen McClain	Charles G. McClure, Jr.	Jennifer M. Pollino

Date 3/30/2023	Date 3/30/2023	Date 3/30/2023

/s/ JOHN S. STROUP
John S. Stroup

Date 3/30/2023