Form 10-Q
period 2023-06-30
Crane Co
filed 2023-08-02
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2023
Common stock, $1.00 Par Value – 56,773,337 shares

Crane Company
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$509.6	$530.3	$1,023.4	$1,069.1
Operating costs and expenses:
Cost of sales	308.5	352.8	615.4	699.9
Selling, general and administrative	138.0	133.8	267.4	262.7
Operating profit	63.1	43.7	140.6	106.5
Other (expense) income:
Interest income	0.8	0.6	1.7	0.9
Interest expense	(5.3)	(0.8)	(11.8)	(1.4)
Gain on sale of business	—	228.7	—	228.7
Miscellaneous (expense) income, net	(1.3)	13.0	(1.9)	16.1
Total other (expense) income, net	(5.8)	241.5	(12.0)	244.3
Income from continuing operations before income taxes	57.3	285.2	128.6	350.8
Provision for income taxes	14.0	78.6	29.4	98.1
Net income from continuing operations attributable to common shareholders	43.3	206.6	99.2	252.7
Income from discontinued operations, net of tax (Note 2)	2.3	51.6	52.1	110.5
Net income attributable to common shareholders	$45.6	$258.2	$151.3	$363.2

Earnings per basic share:
Earnings per basic share from continuing operations	$0.76	$3.68	$1.75	$4.46
Earnings per basic share from discontinued operations	0.04	0.92	0.92	1.95
Earnings per basic share	$0.80	$4.60	$2.67	$6.41

Earnings per diluted share:
Earnings per diluted share from continuing operations	$0.75	$3.63	$1.73	$4.40
Earnings per diluted share from discontinued operations	0.04	0.91	0.91	1.92
Earnings per diluted share	$0.79	$4.54	$2.64	$6.32

Average shares outstanding:
Basic	56.7	56.1	56.6	56.7
Diluted	57.4	56.9	57.4	57.5

Dividends per share	$0.18	$0.47	$0.18	$0.94

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net income before allocation to noncontrolling interests	$45.6	$258.2	$151.3	$363.2
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	0.7	(75.9)	13.4	(97.5)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.6	3.5	5.3	6.8
Other comprehensive income (loss), net of tax	3.3	(72.4)	18.7	(90.7)
Comprehensive income before allocation to noncontrolling interests	48.9	185.8	170.0	272.5
Less: Noncontrolling interests in comprehensive income	(0.1)	(0.1)	(0.2)	—
Comprehensive income attributable to common shareholders	$49.0	$185.9	$170.2	$272.5
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$218.9	$427.0
Accounts receivable, net of allowance for doubtful accounts of $8.1 as of June 30, 2023 and $8.0 as of December 31, 2022	299.7	269.7
Inventories, net:
Finished goods	73.7	57.2
Finished parts and subassemblies	55.6	47.7
Work in process	38.0	27.2
Raw materials	193.5	162.1
Inventories, net	360.8	294.2
Other current assets	154.4	135.1
Current assets of discontinued operations	—	625.9
Total current assets	1,033.8	1,751.9
Property, plant and equipment:
Cost	750.9	729.2
Less: accumulated depreciation	496.7	480.9
Property, plant and equipment, net	254.2	248.3
Long-term deferred tax assets	3.5	3.1
Other assets	124.0	120.8
Intangible assets, net	69.3	71.7
Goodwill	694.3	690.9
Long-term assets of discontinued operations	—	1,504.9
Total assets	$2,179.1	$4,391.6
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	June 30, 2023	December 31, 2022
Liabilities and equity
Current liabilities:
Short-term borrowings	$—	$399.6
Accounts payable	158.8	179.2
Accrued liabilities	231.2	260.5
U.S. and foreign taxes on income	11.1	34.2
Current liabilities of discontinued operations	—	614.7
Total current liabilities	401.1	1,488.2
Long-term debt	262.3	—
Accrued pension and postretirement benefits	126.4	132.0
Long-term deferred tax liability	53.3	55.3
Other liabilities	98.4	85.2
Long-term liabilities of discontinued operations	—	726.9
Total liabilities	941.5	2,487.6
Commitments and contingencies (Note 11)
Equity:
Common shares, par value $1.00; 66,475,307 and 200,000,000 shares authorized, respectively; 56,754,781 and 72,426,389 shares issued, respectively; 56,754,781 and 56,325,382 outstanding, respectively	56.7	72.4
Capital surplus	380.3	373.8
Retained earnings	868.1	2,822.8
Accumulated other comprehensive loss	(69.9)	(503.3)
Treasury stock	—	(864.3)
Total shareholders’ equity	1,235.2	1,901.4
Noncontrolling interests	2.4	2.6
Total equity	1,237.6	1,904.0
Total liabilities and equity	$2,179.1	$4,391.6

Share data:
Common shares issued	56,754,781	72,426,389
Less: Common shares held in treasury	—	16,101,007
Common shares outstanding	56,754,781	56,325,382
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2023	2022
Operating activities:
Net income from continuing operations attributable to common shareholders	$99.2	$252.7
Gain on sale of business	—	(228.7)
Depreciation and amortization	19.6	20.9
Stock-based compensation expense	14.0	10.4
Defined benefit plans and postretirement credit (expense)	4.8	(5.5)
Deferred income taxes	(3.7)	37.5
Cash used for operating working capital	(183.3)	(96.2)
Defined benefit plans and postretirement contributions	(5.7)	(6.2)
Environmental payments, net of reimbursements	(1.9)	(5.0)
Asbestos related payments, net of insurance recoveries	—	(23.4)
Other	4.0	12.8
Total used for operating activities from continuing operations	(53.0)	(30.7)
Investing activities:
Capital expenditures, net	(20.8)	(17.5)
Proceeds from sale of business	—	314.3
Total (used for) provided by investing activities from continuing operations	(20.8)	296.8
Financing activities:
Dividends paid	(36.8)	(53.1)
Reacquisition of shares on open market	—	(203.7)
Stock options exercised, net of shares reacquired	13.7	1.8
Debt issuance costs	(7.5)	—
Net borrowings from issuance of commercial paper with maturities of 90 days or less	—	119.4
Proceeds from term facility	300.0	—
Proceeds from term facility of discontinued operations	350.0	—
Repayment of term loans	(436.9)	—
Distribution of Crane NXT, Co.	(578.1)	—
Total used for financing activities from continuing and discontinued operations	(395.6)	(135.6)
Discontinued Operations:
Total provided by operating activities	34.6	79.7
Total used for investing activities	(4.1)	(7.6)
Increase in cash and cash equivalents from discontinued operations	30.5	72.1
Effect of exchange rates on cash and cash equivalents	0.2	(30.6)
(Decrease) increase in cash and cash equivalents	(438.7)	172.0
Cash and cash equivalents at beginning of period including discontinued operations (Note 2)	657.6	478.6
Cash and cash equivalents at end of period	218.9	650.6
Less: Cash and cash equivalents of discontinued operations	—	128.5
Cash and cash equivalents of continuing operations at end of period	$218.9	$522.1
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2023	2022
Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(28.1)	$(63.1)
Inventories	(63.9)	(54.7)
Other current assets	(20.5)	(5.7)
Accounts payable	(20.6)	21.4
Accrued liabilities	(23.5)	(40.4)
U.S. and foreign taxes on income	(26.7)	46.3
Total	$(183.3)	$(96.2)

Supplemental disclosure of cash flow information:
Interest paid	$17.6	$21.0
Income taxes paid	$67.4	$75.3
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2022	72.4	$373.8	$2,822.8	$(503.3)	$(864.3)	$1,901.4	$2.6	$1,904.0
Net income	—	—	105.7	—	—	105.7	—	105.7
Cash dividends ($0.47 per share)	—	—	(26.6)	—	—	(26.6)	—	(26.6)
Exercise of stock options, net of shares reacquired of 297,539 shares	—	—	—	—	19.8	19.8	—	19.8
Impact from settlement of share-based awards, net of shares acquired	—	(3.3)	—	—	(3.6)	(6.9)	—	(6.9)
Stock-based compensation expense	—	6.3	—	—	—	6.3	—	6.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	—	2.7	—	2.7
Currency translation adjustment	—	—	—	12.8	—	12.8	(0.1)	12.7
BALANCE MARCH 31, 2023	72.4	$376.8	$2,901.9	$(487.8)	$(848.1)	$2,015.2	$2.5	$2,017.7
Net income	—	—	45.6	—	—	45.6	—	45.6
Cash dividends ($0.18 per share)	—	—	(10.2)	—	—	(10.2)	—	(10.2)
Exercise of stock options	—	1.0	—	—	—	1.0	—	1.0
Stock-based compensation expense	—	2.5	—	—	—	2.5	—	2.5
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.6	—	2.6	—	2.6
Currency translation adjustment	—	—	—	0.8	—	0.8	(0.1)	0.7
Capital effect of spin-off	(15.7)	—	(832.4)	—	848.1	—	—	—
Distribution of Crane NXT, Co.	—	—	(1,236.8)	414.5	—	(822.3)	—	(822.3)
BALANCE JUNE 30, 2023	56.7	$380.3	$868.1	$(69.9)	$—	$1,235.2	$2.4	$1,237.6

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2021	72.4	$363.9	$2,527.3	$(440.2)	$(691.1)	$1,832.3	$2.8	$1,835.1
Net income	—	—	105.0	—	—	105.0	—	105.0
Cash dividends ($0.47 per share)	—	—	(26.4)	—	—	(26.4)	—	(26.4)
Reacquisition on open market of 1,699,949 shares	—	—	—	—	(175.8)	(175.8)	—	(175.8)
Exercise of stock options, net of shares reacquired of 79,214 shares	—	—	—	—	6.1	6.1	—	6.1
Impact from settlement of share-based awards, net of shares acquired	—	(5.1)	—	—	(0.3)	(5.4)	—	(5.4)
Stock-based compensation expense	—	5.9	—	—	—	5.9	—	5.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.3	—	3.3	—	3.3
Currency translation adjustment	—	—	—	(21.7)	—	(21.7)	0.1	(21.6)
BALANCE MARCH 31, 2022	72.4	$364.7	$2,605.9	$(458.6)	$(861.1)	$1,723.3	$2.9	$1,726.2
Net income	—	—	258.2	—	—	258.2	—	258.2
Cash dividends ($0.47 per share)	—	—	(26.4)	—	—	(26.4)	—	(26.4)
Reacquisition on open market of 1,959,069 shares	—	—	—	—	(27.9)	(27.9)	—	(27.9)
Exercise of stock options, net of shares reacquired of 94,774 shares	—	—	—	—	1.1	1.1	—	1.1
Impact from settlement of share-based awards, net of shares acquired	—	(1.3)	—	—	1.2	(0.1)	—	(0.1)
Stock-based compensation expense	—	5.9	—	—	—	5.9	—	5.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.5	—	3.5	—	3.5
Currency translation adjustment	—	—	—	(75.8)	—	(75.8)	(0.1)	(75.9)
BALANCE JUNE 30, 2022	72.4	$369.3	$2,837.7	$(530.9)	$(886.7)	$1,861.8	$2.8	$1,864.6
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

On April 3, 2023, Crane Holdings, Co., completed the Separation into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company through a pro-rata distribution (the "Distribution") of all of the outstanding common stock of Crane Company to the stockholders of Crane Holdings, Co., which on April 3, 2023 was renamed “Crane NXT, Co.” The Distribution was effective at 5:00 p.m., Eastern Time, on April 3, 2023. As a result of the Distribution, Crane Company became an independent public company and our common stock is listed under the symbol "CR" on the New York Stock Exchange. Due to Crane Company’s larger operations, greater tangible assets, greater fair value and greater net sales, in each case, relative to Crane NXT, Co., among other factors, Crane Company was treated as the “accounting spinnor” and therefore was the “accounting successor” to Crane Holdings, Co. for accounting purposes, notwithstanding the legal form of the Separation. Therefore, following the Separation, the historical consolidated financial statements of Crane Company reflect the historical consolidated financial statements of Crane Holdings, Co. with the Payment & Merchandising Technologies segment and other distributed assets and liabilities classified as discontinued operations.

In connection with the Separation on April 3, 2023, Crane Holdings, Co., which was renamed “Crane NXT, Co.,” and Crane Company entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement and an intellectual property matters agreement. These agreements provide for the allocation between Crane NXT, Co. and Crane Company of assets, employees, liabilities and obligations (including property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the consummation of the Separation and govern certain relationships between Crane NXT, Co. and Crane Company after the Separation.

Transactions under the transition services agreement with Crane NXT, Co. did not have a material impact to the condensed consolidated balance sheets as of June 30, 2023, or the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023.

On April 3, 2023, prior to the consummation of the Separation, the Board of Directors of Crane Company declared and paid a one-time cash dividend in the amount of $275 million to Crane Holdings, Co., its sole stockholder at that time, as part of establishing the capital structure at Crane NXT.

As a result of the Separation, the Payment & Merchandising segment qualified as a discontinued operation and accordingly, the assets, liabilities and result of operations of this segment are reported as discontinued operations. See Note 2 for additional information.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2 - Discontinued Operations
As discussed above, on April 3, 2023, Crane Holdings, Co., completed the previously announced Separation into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company. Due to Crane Company’s larger operations, greater tangible assets, greater fair value and greater net sales, in each case, relative to Crane NXT, Co., among other factors, Crane Company is treated as the “accounting spinnor” and therefore is the “accounting successor” to Crane Holdings, Co. for accounting purposes, notwithstanding the legal form of the Separation. Therefore, Crane Company has reflected the historical consolidated financial statements of Crane Holdings, Co. with the Payment & Merchandising Technologies segment and other distributed assets and liabilities classified as discontinued operations.
Financial results from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net sales	$—	$334.0	$329.1	$666.6
Cost of sales	—	182.8	174.4	361.9
Selling, general and administrative	—	70.5	80.0	139.8
Operating profit	—	80.7	74.7	164.9
Other income (expense)	1.0	(8.7)	(11.2)	(18.8)
Net income from discontinued operations before income taxes	1.0	72.0	63.5	146.1
(Benefit from) provision for income taxes	(1.3)	20.4	11.4	35.6
Income from discontinued operations, net of tax	$2.3	$51.6	$52.1	$110.5

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The major categories of assets and liabilities included in assets of discontinued operations and liabilities of discontinued operations are as follows:

(in millions)	December 31, 2022
Assets:
Cash and Cash Equivalents	$230.6
Accounts receivable, net	205.0
Inventories, net	145.6
Other current assets	44.7
Current assets of discontinued operations	625.9

Property, plant and equipment, net	261.6
Long-term deferred tax asset	5.1
Other assets	56.7
Intangible assets, net	344.9
Goodwill	836.6
Long-term assets of discontinued operations	1,504.9
Assets of discontinued operations	$2,130.8

Liabilities:
Short term borrowings	$299.7
Accounts payable	107.4
Accrued liabilities	203.7
U.S. and foreign taxes on income	3.9
Current liabilities of discontinued operations	614.7

Long-term debt	545.1
Accrued pension and postretirement benefits	21.1
Long-term deferred tax liability	107.1
Other liabilities	53.6
Long-term liabilities of discontinued operations	726.9
Liabilities of discontinued operations	$1,341.6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3 - Segment Results
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. As of June 30, 2023, we had three reportable segments: Aerospace & Electronics, Process Flow Technologies, and Engineered Materials. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
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
Engineered Materials
The Engineered Materials segment manufactures fiberglass-reinforced plastic ("FRP") panels and coils, primarily for use in the manufacturing of recreational vehicles, truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net sales:
Aerospace & Electronics	$189.2	$161.5	$369.3	$318.6
Process Flow Technologies	263.2	296.0	534.6	607.4
Engineered Materials	57.2	72.8	119.5	143.1
Total	$509.6	$530.3	$1,023.4	$1,069.1

Operating profit:
Aerospace & Electronics	$38.3	$28.2	$75.9	$56.2
Process Flow Technologies	50.6	40.6	113.9	89.6
Engineered Materials	9.8	7.3	21.2	20.2
Corporate	(35.6)	(32.4)	(70.4)	(59.5)
Total	$63.1	$43.7	$140.6	$106.5
Interest income	0.8	0.6	1.7	0.9
Interest expense	(5.3)	(0.8)	(11.8)	(1.4)
Gain on sale of business	—	228.7	—	228.7
Miscellaneous (expense) income, net	(1.3)	13.0	(1.9)	16.1
Income from continuing operations before income taxes	$57.3	$285.2	$128.6	$350.8

(in millions)	June 30, 2023	December 31, 2022
Assets:
Aerospace & Electronics	$717.2	$663.3
Process Flow Technologies	1,081.4	1,064.7
Engineered Materials	226.9	218.6
Corporate	153.6	314.2
Assets Discontinued Operations	—	2,130.8
Total	$2,179.1	$4,391.6

(in millions)	June 30, 2023	December 31, 2022
Goodwill:
Aerospace & Electronics	$202.3	$202.3
Process Flow Technologies	320.7	317.3
Engineered Materials	171.3	171.3
Total	$694.3	$690.9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Aerospace & Electronics
Commercial Original Equipment	$69.8	$60.6	$138.2	$119.2
Military and Other Original Equipment	62.8	57.1	124.8	114.4
Commercial Aftermarket Products	40.8	29.0	78.6	57.7
Military Aftermarket Products	15.8	14.8	27.7	27.3
Total Aerospace & Electronics	$189.2	$161.5	$369.3	$318.6

Process Flow Technologies
Process Valves and Related Products	$197.4	$186.7	$400.3	$369.6
Commercial Valves	28.8	77.2	59.4	175.4
Pumps and Systems	37.0	32.1	74.9	62.4
Total Process Flow Technologies	$263.2	$296.0	$534.6	$607.4

Engineered Materials
FRP - Recreational Vehicles	$17.1	$32.2	$37.4	$67.9
FRP - Building Products	31.4	31.8	63.7	59.2
FRP - Transportation	8.7	8.8	18.4	16.0
Total Engineered Materials	$57.2	$72.8	$119.5	$143.1
Net sales	$509.6	$530.3	$1,023.4	$1,069.1
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of June 30, 2023, total backlog was $1,042.5 million. We expect to recognize approximately 65% of our remaining performance obligations as revenue in 2023, an additional 29% in 2024 and the balance thereafter.
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

(in millions)	June 30, 2023	December 31, 2022
Contract assets	$64.4	$56.8
Contract liabilities	$49.7	$49.4
We recognized revenue of $8.2 million and $19.0 million during the three and six-month periods ended June 30, 2023, respectively, related to contract liabilities as of December 31, 2022.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Earnings Per Share
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income from continuing operations attributable to common shareholders	$43.3	$206.6	$99.2	$252.7
Income from discontinued operations, net of tax (Note 2)	2.3	51.6	52.1	110.5
Net income attributable to common shareholders	$45.6	$258.2	$151.3	$363.2

Average basic shares outstanding	56.7	56.1	56.6	56.7
Effect of dilutive share-based awards	0.7	0.8	0.8	0.8
Average diluted shares outstanding	57.4	56.9	57.4	57.5

Earnings per basic share:
Earnings per basic share from continuing operations	$0.76	$3.68	$1.75	$4.46
Earnings per basic share from discontinued operations	0.04	0.92	0.92	1.95
Earnings per basic share	$0.80	$4.60	$2.67	$6.41

Earnings per diluted share:
Earnings per diluted share from continuing operations	$0.75	$3.63	$1.73	$4.40
Earnings per diluted share from discontinued operations	0.04	0.91	0.91	1.92
Earnings per diluted share	$0.79	$4.54	$2.64	$6.32

Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive was 0.4 million for both the three months ended June 30, 2023, and 2022 and 0.4 million and 0.3 million for the six months ended June 30, 2023, and 2022, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total [a]
Balance as of December 31, 2022	$(271.9)	$(231.4)	$(503.3)
Other comprehensive income before reclassifications	—	13.6	13.6
Amounts reclassified from accumulated other comprehensive loss	5.3	—	5.3
Net period other comprehensive income	5.3	13.6	18.9
Distribution of Crane NXT, Co.	(8.9)	423.4	414.5
Balance as of June 30, 2023	$(275.5)	$205.6	$(69.9)

[a]	Net of tax benefit of $108.1 million and $106.6 million as of June 30, 2023 and December 31, 2022, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six month ended June 30, 2023 and 2022. Amortization of pension and postretirement components has been recorded within “Miscellaneous (expense) income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Amortization of pension items:
Net loss	$3.8	$4.8	$7.6	$9.5
Amortization of postretirement items:
Prior service costs	(0.2)	(0.3)	(0.5)	(0.5)
Net loss	(0.2)	—	(0.3)	—
Total before tax	$3.4	$4.5	$6.8	$9.0
Tax impact	0.8	1.0	1.5	2.2
Total reclassifications for the period	$2.6	$3.5	$5.3	$6.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended June 30, 2023, and 2022 are as follows:

	Pension		Postretirement
(in millions)	2023	2022	2023	2022
Service cost	$1.3	$1.3	$—	$0.1
Interest cost	9.4	5.2	0.2	0.2
Expected return on plan assets	(12.2)	(13.9)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.3)
Amortization of net loss (benefit)	3.8	4.8	(0.2)	—
Settlement loss from discontinued operations	(0.4)	—	—	—
Curtailment loss from discontinued operations	(0.6)	—	—	—
Net periodic loss (benefit)	$1.3	$(2.6)	$(0.2)	$—
For all plans, the components of net periodic benefit for the six months ended June 30, 2023, and 2022 are as follows:

	Pension		Postretirement
(in millions)	2023[a]	2022[a]	2023[b]	2022
Service cost	$2.6	$2.6	$—	$0.1
Interest cost	18.9	10.4	0.4	0.4
Expected return on plan assets	(24.4)	(27.9)	—	—
Amortization of prior service cost	—	—	(0.5)	(0.5)
Amortization of net loss (benefit)	7.6	9.5	(0.3)	—
Settlement loss from discontinued operations	1.4	—	—	—
Curtailment loss from discontinued operations	0.5	—	—	—
Net periodic loss (benefit)	$6.6	$(5.4)	$(0.4)	$—

[a]	Includes $1.9 million of pension net periodic loss related to discontinued operations for six months ended June 30, 2023.

[b]	Includes $0.4 million of net periodic benefit related to discontinued operations for six months ended June 30, 2023.
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous (expense) income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2023	$18.1	$0.5
Amounts contributed during the six months ended June 30, 2023	$5.7	$—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective Tax Rate	24.4%	27.6%	22.8%	28.0%

Our effective tax rate attributable to continuing operations for the three months ended June 30, 2023 is lower than the prior year’s comparable periods primarily due to the prior year effect of a reversal of a deferred tax asset established that related to the sale of a subsidiary in a prior period, partially offset by earnings in jurisdictions with statutory tax rates higher than the United States in current period.

Our effective tax rate attributable to continuing operations for the six months ended June 30, 2023 is lower than the prior year’s comparable periods primarily due to prior year effect of a reversal of a deferred tax asset established that related to the sale of a subsidiary in a prior period and a greater benefit related to share-based compensation in current period. This is partially offset by earnings in jurisdictions with statutory tax rates higher than the United States and expenses statutorily non-deductible for income tax purposes in current period.

Our effective tax rate attributable to continuing operations for the three and six months ended June 30, 2023 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Unrecognized Tax Benefits
During both the three months and six months ended June 30, 2023, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.4 million, primarily due to increases in tax positions taken in the current and prior periods, partially offset by reductions from expiration of statutes of limitations.

During the three and six months ended June 30, 2023, the total amount of unrecognized tax benefits that, if recognized, would cause our effective tax rate to increase by $0.3 million and $0.4 million, respectively. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

During the three and six months ended June 30, 2023, we recognized $(0.1) million and $0.0 million, respectively, of interest expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of both June 30, 2023 and December 31, 2022, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $2.0 million.

During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $0.5 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

As part of the Separation, to a limited extent, the Company has agreed to indemnify Crane NXT, for uncertain tax benefits, which are attributable to the Company’s business.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of June 30, 2023, we had four reporting units.
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

Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Engineered Materials	Total
Balance as of December 31, 2022	$202.3	$317.3	$171.3	$690.9
Currency translation	—	3.4	—	3.4
Balance as of June 30, 2023	$202.3	$320.7	$171.3	$694.3
As of June 30, 2023, we had $69.3 million of net intangible assets, of which $22.0 million were intangibles with indefinite useful lives. As of December 31, 2022, we had $71.7 million of net intangible assets, of which $21.8 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance at beginning of period, net of accumulated amortization	$71.7	$78.5
Amortization expense	(2.8)	(5.7)
Currency translation and other	0.4	(1.1)
Balance at end of period, net of accumulated amortization	$69.3	$71.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		June 30, 2023			December 31, 2022
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	19.1	$70.4	$45.4	$25.0	$70.0	$45.1	$24.9
Customer relationships and backlog	14.2	132.8	90.6	42.2	132.6	87.8	44.8
Drawings	40.0	11.1	10.7	0.4	11.1	10.7	0.4
Other	21.0	42.8	41.1	1.7	42.4	40.8	1.6
Total	17.5	$257.1	$187.8	$69.3	$256.1	$184.4	$71.7
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2023	$2.7
2024	5.2
2025	5.2
2026	5.2
2027	5.2
2028 and after	23.8
Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2023	December 31, 2022
Employee related expenses	$78.2	$100.8
Warranty	2.8	3.0
Current lease liabilities	10.6	11.6
Contract liabilities	49.7	49.4
Other	89.9	95.7
Total	$231.2	$260.5

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 - Commitments and Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2023 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.

On August 12, 2022, Crane Holdings, Co., Crane Company, a then wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (f/k/a Crane Co., (“Redco”) a then wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include obligations of Crane Company to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. On April 3, 2023, Crane Holdings, Co. completed the Separation, pursuant to which, among other things, all outstanding shares of Crane Company were distributed to Crane Holdings, Co.’s stockholders. Upon completion of the Separation, pursuant to the terms of the Redco Purchase Agreement, Crane Holdings, Co was released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and, following completion of the Separation, Crane Company will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and to further transfer this environmental liability to Crane Company upon effectiveness of the Separation. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company, has agreed to indemnify Redco and Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below in this Note 11 to “we”, and “us” refer to Crane Company in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to the Redco Buyer on the Crab Orchard Site.

Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The total estimated gross liability was $22.9 million and $24.8 million as of June 30, 2023 and December 31, 2022, respectively and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million and $7.7 million as of June 30, 2023 and December 31, 2022, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2023 and December 31, 2022, we recorded a receivable of $4.3 million and $4.8 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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

Marion, IL Site
Crane Co. (n/k/a Redco) has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. Unidynamics Corporation formerly leased portions of the Crab Orchard Site and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study (“RI-FS”) for portions of the Crab Orchard Site (the “AUS-OU”), which include areas where we maintained operations, pursuant to an Administrative Order on Consent (the “AOC”). A remedial investigation report was approved in February 2015, and work on the feasibility study is underway. It is unclear when the final feasibility study will be completed, or when a final Record of Decision (“ROD”) may be issued. As noted above, we have agreed to indemnify Redco against the Crab Orchard environmental liabilities, and accordingly we act as Redco’s agent with respect to such liabilities.

GD-OTS asked Crane Co. (n/k/a Redco) to participate in a voluntary, multi-party mediation exercise with respect to response costs that GD-OTS has incurred or will incur with respect to the AUS-OU, and Crane Co. (n/k/a Redco), the U.S. Government, and other PRPs entered into a non-binding mediation agreement in 2015. We have stepped into Redco’s position as a participant in the mediation. The first phase of the mediation, involving certain former munitions or ordnance storage areas, began in November 2017, but did not result in a multi-party settlement agreement. Subsequently, Redco entered discussions directly with GD-OTS and reached an agreement, as of July 13, 2021, to contribute toward GD-OTS’s past RI-FS costs associated with the first-phase areas for an immaterial amount. We, as indemnitor, have also agreed to pay a modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that has proven to be and we expect to continue to be, in the aggregate, an immaterial amount. We understand that GD-OTS has also reached agreements with the U.S. Government and other participating PRPs related to the first-phase areas of concern.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The gross settlement and defense costs incurred for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Settlement / indemnity costs incurred	$—	$12.6	$—	$23.1
Defense costs incurred	—	2.8	—	5.4
Total costs incurred	$—	$15.4	$—	$28.5
The total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Settlement / indemnity payments	$—	$17.6	$—	$27.3
Defense payments	—	2.9	—	5.0
Insurance receipts	—	(4.6)	—	(8.8)
Pre-tax cash payments, net	$—	$15.9	$—	$23.5

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of June 30, 2023, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Financing
Our debt consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
364-Day Credit Agreement[a]	$—	$399.6
Total short-term borrowings	$—	$399.6

Term Facility[a]	$262.3	$—
Total long-term debt	$262.3	$—
(a) Debt issuance costs totaled $0.9 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

Credit Facilities – On March 17, 2023, Crane Company entered into a senior secured credit agreement (the “Credit Agreement”), which provides for (i) a $500 million, 5-year revolving credit facility (the “Revolving Facility”) and (ii) a $300 million, 3-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation. On April 3, 2023, the Company borrowed the full amount of the Term Facility. The Company made principal prepayments of $36.9 million on the Term Facility during the second quarter of 2023.

The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The company was in compliance with all such covenants as of June 30, 2023.

As of June 30, 2023, there were no outstanding borrowings under the Revolving Facility.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Fair Value Measurements
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $4.8 million and $4.1 million as of June 30, 2023 and December 31, 2022, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $0.1 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and there were no derivative liabilities as of June 30, 2023 and December 31, 2022, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 14 - Restructuring
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
Restructuring gains, net
We recorded restructuring gains, net which are reflected in the Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Engineered Materials	$(0.3)	$—	$(0.3)	$—
Total restructuring gains, net	$(0.3)	$—	$(0.3)	$—
The following table summarizes the cumulative restructuring costs, net incurred through June 30, 2023. As of June 30, 2023, we do not expect to incur additional facility consolidation costs to complete these actions.

	Cumulative Restructuring Costs, Net
(in millions)	Severance	Other	Total

Aerospace & Electronics	$1.5	$—	$1.5
Process Flow Technologies	6.3	—	6.3
Engineered Materials	0.1	—	0.1
2022 Repositioning	$7.9	$—	$7.9

Process Flow Technologies	$14.9	$(2.8)	$12.1
2019 Repositioning	$14.9	$(2.8)	$12.1
Restructuring Liability
The following table summarizes the accrual balances related to each restructuring program:

(in millions)	2022 Repositioning	2019 Repositioning	Total
Severance:
Balance as of December 31, 2022 (a)	$8.2	$2.4	$10.6
Utilization	(2.5)	(1.1)	(3.6)
Balance as of June 30, 2023 (a)	$5.7	$1.3	$7.0

(a)	Included within Accrued Liabilities in the Condensed Consolidated Balance Sheets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains information about Crane Company some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms.

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors, including risks and uncertainties related to the ongoing effects of the COVID-19 pandemic, that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: changes in global economic conditions (including inflationary pressures and higher interest rates) and geopolitical risks, including macroeconomic fluctuations that may harm our business, results of operations and stock price; information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information; our ability to source components and raw materials from suppliers, including disruptions and delays in our supply chain; demand for our products, which is variable and subject to factors beyond our control; governmental regulations and failure to comply with those regulations; fluctuations in the prices of our components and raw materials; loss of personnel or being able to hire and retain additional personnel needed to sustain and grow our business as planned; risks from environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flows and reputation; risks associated with conducting a substantial portion of our business outside the United States; being unable to identify or complete acquisitions, or to successfully integrate the businesses we acquire, or complete dispositions; adverse impacts from intangible asset impairment charges; potential product liability or warranty claims; being unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow; significant competition in our markets; additional tax expenses or exposures that could affect our financial condition, results of operations and cash flows; inadequate or ineffective internal controls; specific risks relating to our reportable segments, including Aerospace & Electronics, Process Flow Technologies, and Engineered Materials; the ability and willingness of Crane Company to meet and/or perform their obligations under any contractual arrangements entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; our ability to achieve some or all the benefits that we expect to achieve from the Separation; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and subsequent reports and other documents filed by us with the Securities and Exchange Commission, including any registration statement relating to our business separation. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Three Month Periods Ended June 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the second quarter 2023 versus the second quarter 2022, unless otherwise specified.

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales	$509.6	$530.3	$(20.7)	(3.9)%

Cost of sales	308.5	352.8	44.3	12.6%
as a percentage of sales	60.5%	66.5%
Selling, general and administrative	138.0	133.8	(4.2)	(3.1)%
as a percentage of sales	27.1%	25.2%
Operating profit	63.1	43.7	19.4	44.4%
Operating margin	12.4%	8.2%

Other income (expense):
Interest income	0.8	0.6	0.2	33.3%
Interest expense	(5.3)	(0.8)	(4.5)	(562.5)%
Gain on sale of business	—	228.7	(228.7)	NM
Miscellaneous (expense) income, net	(1.3)	13.0	(14.3)	(110.0)%
Total other expense	(5.8)	241.5	(247.3)	(102.4)%
Income from continuing operations before income taxes	57.3	285.2	(227.9)	(79.9)%
Provision for income taxes	14.0	78.6	64.6	82.2%
Net income from continuing operations attributable to common shareholders	$43.3	$206.6	$(163.3)	(79.0)%

Sales decreased by $20.7 million, or 3.9%, to $509.6 million in 2023. The year-over-year change in sales included:
•an increase in core sales of $24.9 million, or 4.7%, which was driven primarily by higher pricing;
•unfavorable foreign currency translation of $1.5 million, or 0.3%; and
•a decrease in sales related to the May 2022 divestiture of Crane Supply of $44.0 million, or 8.3%.
Cost of sales decreased by $44.3 million, or 12.6%, to $308.5 million in 2023. The decrease is primarily related to the impact of the sale of Crane Supply of $32.3 million, or 9.1%, strong productivity gains of $9.7 million, or 2.8%, the impact of lower volumes of $9.5 million, or 2.7%, partially offset by an increase in material, labor and other manufacturing costs of $5.3 million, or 1.5% and unfavorable mix of $3.7 million, or 1.1%.
Selling, general and administrative expenses increased by $4.2 million, or 3.1%, to $138.0 million in 2023 reflecting a $13.9 million, or 10.4%, increase in administrative expenses primarily related to the Separation, partially offset by the impact of the sale of Crane Supply of $6.2 million, or 4.6%, and productivity gains and restructuring savings of $2.8 million, or 2.1%.
Operating profit increased by $19.4 million, or 44.4%, to $63.1 million in 2023. The increase primarily reflected higher pricing net of inflation, and productivity, of $29.7 million, or 68.0%, partially offset by the impact of the sale of Crane Supply of $5.5 million, or 12.6% and unfavorable mix of $3.7 million, or 8.5%.
Other (expense) income decreased $247.3 million to $(5.8) million, reflecting the gain on the sale of the Crane Supply business of $228.7 million in 2022, not repeating in 2023.
Our effective tax rate attributable to continuing operations for the three months ended June 30, 2023 is lower than the prior year’s comparable periods primarily due to the prior year effect of a reversal of a deferred tax asset established that related to the sale of a subsidiary in a prior period, partially offset by earnings in jurisdictions with statutory tax rates higher than the United States in current period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our effective tax rate attributable to continuing operations for the three months ended June 30, 2023 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Comprehensive Income

	Three Months Ended
	June 30,
(in millions)	2023	2022
Net income before allocation to noncontrolling interests	$45.6	$258.2
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	0.7	(75.9)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.6	3.5
Other comprehensive income (loss), net of tax	3.3	(72.4)
Comprehensive income before allocation to noncontrolling interests	48.9	185.8
Less: Noncontrolling interests in comprehensive income	(0.1)	(0.1)
Comprehensive income attributable to common shareholders	$49.0	$185.9
For the three months ended June 30, 2023, comprehensive income before allocation to noncontrolling interests was $48.9 million compared to $185.8 million in the same period of 2022. The $136.9 million decrease was primarily driven by the $76.6 million year-over-year favorable impact of foreign currency translation, due to the impact of the British pound and euro against the U.S. dollar, offset by lower net income before allocation to noncontrolling interests of $212.6 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended June 30,
Aerospace & Electronics

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
Commercial Original Equipment	$69.8	$60.6	$9.2	15.2%
Military Original Equipment	62.8	57.1	5.7	10.0%
Commercial Aftermarket Products	40.8	29.0	11.8	40.7%
Military Aftermarket Products	15.8	14.8	1.0	6.8%
Total net sales	$189.2	$161.5	$27.7	17.2%
Cost of sales	$116.6	$101.2	$(15.4)	(15.2)%
as a percentage of sales	61.6%	62.7%
Selling, general and administrative	$34.3	$32.1	$(2.2)	(6.9)%
as a percentage of sales	18.1%	19.9%
Operating profit	$38.3	$28.2	$10.1	35.8%
Operating margin	20.2%	17.5%

Supplemental Data:
Backlog	$675.1	$534.4	$140.7	26.3%
Sales increased $27.7 million, or 17.2%, to $189.2 million in 2023, primarily due to higher volumes and strong pricing.
•Sales of Commercial Original Equipment increased $9.2 million, or 15.2%, to $69.8 million in 2023, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown, partially offset by material availability constraints.
•Sales of Military Original Equipment increased $5.7 million, or 10.0%, to $62.8 million in 2023, primarily reflecting strong demand from defense and space customers.
•Sales of Commercial Aftermarket Products increased $11.8 million, or 40.7%, to $40.8 million in 2023, reflecting continued strong demand from the airlines due to improving air traffic and inventory restocking.
•Sales of Military Aftermarket Products increased $1.0 million, or 6.8%, to $15.8 million in 2023, reflecting stronger demand from military customers.
Cost of sales increased by $15.4 million, or 15.2%, to $116.6 million in 2023, primarily reflecting higher material and other manufacturing costs of $10.0 million, or 9.9%, increased volumes of $6.9 million, or 6.9%, unfavorable mix of $1.6 million, or 1.6%, partially offset by productivity gains of $3.2 million, or 3.1%.
Selling, general and administrative expenses increased $2.2 million, or 6.9%, to $34.3 million, primarily related to higher engineering and administrative costs of $3.3 million, or 10.2%, partially offset by productivity and restructurings savings of $1.9 million, or 5.8%.
Operating profit increased by $10.1 million, or 35.8%, to $38.3 million in 2023. The increase primarily reflected higher volumes and productivity of $9.9 million, or 35.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
Process Valves and Related Products	$197.4	$186.7	$10.7	5.7%
Commercial Valves	28.8	77.2	(48.4)	(62.7)%
Pumps and Systems	37.0	32.1	4.9	15.3%
Total net sales	$263.2	$296.0	$(32.8)	(11.1)%
Cost of sales	$149.4	$191.2	$41.8	21.9%
as a percentage of sales	56.8%	64.6%
Selling, general and administrative	$63.2	$64.2	$1.0	1.6%
as a percentage of sales	24.0%	21.7%
Operating profit	$50.6	$40.6	$10.0	24.6%
Operating margin	19.2%	13.7%

Supplemental Data:
Backlog	$352.9	$348.6	$4.3	1.2%
Sales decreased by $32.8 million, or 11.1%, to $263.2 million in 2023, driven by a $44.0 million, or 14.9%, impact from the sale of Crane Supply and $1.6 million, or 0.5%, of unfavorable foreign currency translation, partially offset by core sales growth of $12.7 million, or 4.3%.
•Sales of Process Valves and Related Products increased by $10.7 million, or 5.7%, to $197.4 million in 2023, reflecting an increase in core sales, partially offset by unfavorable foreign currency translation as the Chinese Yuan and the Canadian Dollar weakened against the U.S. dollar. Sales growth was driven primarily by strength in Industrial end markets and higher pricing.
•Sales of Commercial Valves decreased by $48.4 million, or 62.7%, to $28.8 million in 2023, primarily driven by the impact of the divestiture of Crane Supply of $44.0 million, or 57.0%, and, to a lesser extent, modest weakening in the U.K. non-residential construction markets.
•Sales of Pumps & Systems increased by $4.9 million, or 15.3%, to $37.0 million in 2023, reflecting an increase in core sales primarily driven by higher prices and volumes across all key end markets.
Cost of sales decreased by $41.8 million, or 21.9%, to $149.4 million, primarily related to the impact of the sale of Crane Supply of $32.3 million, or 16.9%, productivity gains of $5.8 million, or 3.0%, impact of lower volumes of $5.0 million, or 2.6%, partially offset by unfavorable mix of $3.3 million, or 1.7%.
Selling, general and administrative expense decreased by $1.0 million, or 1.6%, to $63.2 million, primarily related to the sale of Crane Supply of $6.2 million, or 9.7%, partially offset by higher administrative costs of $5.3 million, or 8.3%.
Operating profit increased by $10.0 million, or 24.6%, to $50.6 million in 2023. The increase is primarily due to higher pricing net of inflation and productivity of $22.2 million, or 54.7%, partially offset by the impact of lower volumes and unfavorable mix of $6.5 million, or 16.0%, and the impact from the sale of Crane Supply of $5.5 million, or 13.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engineered Materials

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
FRP - Recreational Vehicles	$17.1	$32.2	$(15.1)	(46.9)%
FRP - Building Products	31.4	31.8	(0.4)	(1.3)%
FRP - Transportation	8.7	8.8	(0.1)	(1.1)%
Total net sales	$57.2	$72.8	$(15.6)	(21.4)%
Cost of sales	$42.5	$60.6	$18.1	29.9%
as a percentage of sales	74.3%	83.2%
Selling, general and administrative	$4.9	$4.9	$—	0.0%
as a percentage of sales	8.6%	6.7%
Operating profit	$9.8	$7.3	$2.5	34.2%
Operating margin	17.1%	10.0%

Supplemental Data:
Backlog	$14.5	$22.0	$(7.5)	(34.1)%
Sales decreased $15.6 million, or 21.4%, to $57.2 million in 2023, reflecting lower volumes, partially offset by higher pricing. The decrease was primarily driven by lower sales to recreational vehicle manufacturers.

Cost of sales decreased $18.1 million, or 29.9%, to $42.5 million in 2023, primarily related to lower volumes of $11.4 million, or 18.8%, and lower raw materials and other manufacturing costs of $4.8 million, or 7.9%.
Operating profit increased by $2.5 million, or 34.2%, to $9.8 million in 2023, reflecting the impact of higher pricing net of inflation and favorable mix, partially offset by lower volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Six Month Periods Ended June 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first six months of 2023 versus the first six months of 2022, unless otherwise specified.

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales	$1,023.4	$1,069.1	$(45.7)	(4.3)%

Cost of sales	615.4	699.9	84.5	12.1%
as a percentage of sales	60.1%	65.5%
Selling, general and administrative[1]	267.4	262.7	(4.7)	(1.8)%
as a percentage of sales	26.1%	24.6%
Operating profit	140.6	106.5	34.1	32.0%
Operating margin	13.7%	10.0%
Other income (expense):
Interest income	1.7	0.9	0.8	88.9%
Interest expense	(11.8)	(1.4)	(10.4)	(742.9)%
Gain on sale of business	—	228.7	(228.7)	NM
Miscellaneous income, net	(1.9)	16.1	(18.0)	(111.8)%
Total other (expense) income	(12.0)	244.3	(256.3)	(104.9)%
Income from continuing operations before income taxes	128.6	350.8	(222.2)	(63.3)%
Provision for income taxes	29.4	98.1	68.7	70.0%
Net income from continuing operations attributable to common shareholders	$99.2	$252.7	$(153.5)	(60.7)%

Sales decreased by $45.7 million, or 4.3%, to $1,023.4 million in 2023. The year-over-year change in sales included:
•an increase in core sales of $70.4 million, or 6.6%;
•unfavorable foreign currency translation of $10.2 million, or 1.0%; and
•a decrease in sales related to the May 2022 divestiture of Crane Supply of $105.8 million, or 9.9%.
Cost of sales decreased by $84.5 million, or 12.1%, to $615.4 million in 2023. The decrease is primarily related to the sale of Crane Supply of $78.3 million, or 11.2%, strong productivity of $18.4 million, or 2.6%, lower volumes of $10.0 million, or 1.4%, favorable foreign currency translation of $5.6 million, or 0.8%, partially offset by an increase in material, labor and other manufacturing costs of $16.9 million, or 2.4%, and unfavorable mix of $13.4 million, or 1.9%.
Selling general and administrative expenses increased by $4.7 million, or 1.8%, to $267.4 million in 2023, reflecting a $23.0 million, or 8.8%, increase in administrative expenses primarily related to the Separation, partially offset by the impact of the sale of Crane Supply of $12.2 million, or 4.7% and restructuring savings and productivity gains of $5.1 million, or 2.0%.
Operating profit increased by $34.1 million, or 32.0%, to $140.6 million in 2023. The increase in operating profit is primarily related to higher pricing net of inflation $36.7 million, or 34.4%, productivity and restructuring savings of $24.5 million or 23.0% and impact of volumes of $3.6 million, or 3.3%, partially offset by the impact of the sale of Crane Supply of $15.2 million, or 14.3%, unfavorable mix of $13.4 million, or 12.6%, unfavorable foreign currency translation of $4.4 million, or 4.1%.

Other income (expense) decreased $256.3 million to $(12.0) million reflecting the gain on the sale of the Crane Supply business of $228.7 million in 2022, not repeating in 2023.
Our effective tax rate attributable to continuing operations for the six months ended June 30, 2023, is lower than the prior year’s comparable periods primarily due to prior year effect of a reversal of a deferred tax asset established that related to the sale of a subsidiary in a prior period and a greater benefit related to share-based compensation in current period. This is partially offset by earnings in jurisdictions with statutory tax rates higher than the United States and expenses statutorily non-deductible for income tax purposes in current period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our effective tax rate attributable to continuing operations for the six months ended June 30, 2023 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Comprehensive Income

	Six Months Ended
	June 30,
(in millions)	2023	2022
Net income before allocation to noncontrolling interests	$151.3	$363.2
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	13.4	(97.5)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	5.3	6.8
Other comprehensive income (loss), net of tax	18.7	(90.7)
Comprehensive income before allocation to noncontrolling interests	170.0	272.5
Less: Noncontrolling interests in comprehensive income	(0.2)	—
Comprehensive income attributable to common shareholders	$170.2	$272.5
For the six months ended June 30, 2023, comprehensive income before allocations to noncontrolling interests was $170.0 million compared to $272.5 million in the same period of 2022. The $102.5 million decrease was primarily driven by a $110.9 million favorable impact of foreign currency translation, due to the impact of the British pound and euro against the U.S. dollar, offset by lower net income before allocation to noncontrolling interests of $211.9 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Six Month Periods Ended June 30,
Aerospace & Electronics

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
Commercial Original Equipment	$138.2	$119.2	$19.0	15.9%
Military Original Equipment	124.8	114.4	10.4	9.1%
Commercial Aftermarket Products	78.6	57.7	20.9	36.2%
Military Aftermarket Products	27.7	27.3	0.4	1.5%
Total net sales	$369.3	$318.6	$50.7	15.9%
Cost of sales	$227.6	$198.6	$(29.0)	(14.6)%
as a percentage of sales	61.6%	62.3%
Selling, general and administrative	$65.8	$63.8	$(2.0)	(3.1)%
as a percentage of sales	17.8%	20.0%
Operating profit	$75.9	$56.2	$19.7	35.1%
Operating margin	20.6%	17.6%

Sales increased $50.7 million, or 15.9%, to $369.3 million in 2023, with strong pricing and higher volumes .
•Sales of Commercial Original Equipment increased $19.0 million, or 15.9%, to $138.2 million in 2023, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown, partially offset by material availability constraints.
•Sales of Military Original Equipment increased $10.4 million, or 9.1%, to $124.8 million in 2023, primarily reflecting strong demand from defense and space customers.
•Sales of Commercial Aftermarket Products increased $20.9 million, or 36.2%, to $78.6 million in 2023, reflecting continued strong demand from the airlines due to improving air traffic and inventory restocking.
•Sales of Military Aftermarket Products increased $0.4 million, or 1.5%, to $27.7 million in 2023.
Cost of sales increased by $29.0 million, or 14.6%, to $227.6 million in 2023, primarily reflecting increased volumes of $12.7 million, or 6.4%, increased material, labor and other manufacturing costs of $11.3 million, or 5.7%, unfavorable mix of $11.3 million, or 5.7%, partially offset by $6.3 million, or 3.2%, of productivity gains.
Selling, general and administrative expense increased by $2.0 million, or 3.1%, to $65.8 million in 2023, primarily reflecting higher engineering, selling and administrative costs, partially offset by productivity and restructuring savings.
Operating profit increased by $19.7 million, or 35.1%, to $75.9 million in 2023, primarily reflecting higher pricing net of inflation, productivity gains and restructuring savings of $18.8 million, or 33.4%, coupled with impact from higher volumes of $12.4 million, or 22.0%, partially offset by an unfavorable mix of $11.3 million, or 20.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
Process Valves and Related Products	$400.3	$369.6	$30.7	8.3%
Commercial Valves	59.4	175.4	(116.0)	(66.1)%
Pumps and Systems	74.9	62.4	12.5	20.0%
Total net sales	$534.6	$607.4	$(72.8)	(12.0)%
Cost of sales	$299.5	$388.1	$88.6	22.8%
as a percentage of sales	56.0%	63.9%
Selling, general and administrative	$121.2	$129.7	$8.5	6.6%
as a percentage of sales	22.7%	21.4%
Operating profit	$113.9	$89.6	$24.3	27.1%
Operating margin	21.3%	14.8%

Sales decreased by $72.8 million, or 12.0%, to $534.6 million in 2023, driven by the impact of the sale of Crane Supply of $105.8 million, or 17.4%, and unfavorable foreign currency translation of $10.0 million, or 1.6%, partially offset by higher core sales of $43.0 million, or 7.1%. Core sales growth was driven primarily by pricing, with modestly higher volumes.
•Sales of Process Valves and Related Products increased by $30.7 million, or 8.3%, to $400.3 million in 2023. The increase reflected higher core sales of $36.7 million, or 9.9%, driven by higher pricing, partially offset by unfavorable foreign currency translation of $6.1 million, or 1.7%, as the Chinese Yuan, euro and Canadian dollar weakened against the U.S. dollar. Sales growth was driven primarily by strength in the Chemical and Industrial verticals.
•Sales of Commercial Valves decreased by $116.0 million, or 66.1%, to $59.4 million in 2023, primarily driven by the impact of the divestiture of Crane Supply of $105.8 million, or 60.3%, lower core sales of $6.7 million, or 3.8%, and to a lesser extent, unfavorable foreign currency translation as the British pound weakened against the U.S. dollar.
•Sales of Pumps & Systems increased by $12.5 million, or 20.0%, to $74.9 million in 2023, reflecting an increase in core sales primarily driven by higher volumes across all key end markets and higher pricing.
Cost of sales decreased by $88.6 million, or 22.8%, to $299.5 million, primarily related to the impact of the sale of Crane Supply of $78.3 million, or 20.2% and productivity gains of $10.7 million, or 2.8%.
Selling, general and administrative expense decreased by $8.5 million, or 6.6%, to $121.2 million, primarily related to the sale of Crane Supply of $12.2 million, or 9.4%, partially offset by higher administrative costs of $6.2 million, or 4.8%.
Operating profit increased by $24.3 million, or 27.1%, to $113.9 million in 2023. The increase is primarily due to higher pricing net of inflation and productivity $40.8 million, or 45.6%, partially offset by the impact from the sale of Crane Supply of $15.2 million, or 17.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Engineered Materials

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
FRP - Recreational Vehicles	$37.4	$67.9	$(30.5)	(44.9)%
FRP - Building Products	63.7	59.2	4.5	7.6%
FRP - Transportation	18.4	16.0	2.4	15.0%
Total net sales	$119.5	$143.1	$(23.6)	(16.5)%
Cost of sales	$88.3	$113.3	$25.0	22.1%
as a percentage of sales	73.9%	79.2%
Selling, general and administrative	$10.0	$9.6	$(0.4)	(4.2)%
as a percentage of sales	8.4%	6.7%
Operating profit	$21.2	$20.2	$1.0	5.0%
Operating margin	17.7%	14.1%

Sales decreased $23.6 million, or 16.5%, to $119.5 million in 2023, reflecting lower volumes, partially offset by higher pricing. The decrease was primarily driven by lower sales to recreational vehicle manufacturers.
Cost of sales decreased by $25.0 million, or 22.1%, to $88.3 million, primarily related to lower volumes of $21.7 million or 19.2%, and productivity gains and favorable mix of $3.5 million, or 3.1%.
Operating profit increased by $1.0 million, or 5.0%, to $21.2 million in 2023, primarily reflecting higher pricing net of inflation, productivity gains and favorable mix , offset by lower volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in millions)	2023	2022
Net cash (used for) provided by:
Operating activities from continuing operations	$(53.0)	$(30.7)
Investing activities from continuing operations	(20.8)	296.8
Financing activities	(395.6)	(135.6)
Discontinued operations	30.5	72.1
Effect of exchange rates on cash and cash equivalents	0.2	(30.6)
(Decrease) increase in cash and cash equivalents	$(438.7)	$172.0

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
In March 2023, we entered into a new senior secured credit agreement, which provides for a $500 million, 5-year revolving credit facility and a $300 million, 3-year term loan facility. Funding under each facility became available in connection with the Separation.

Operating Activities
Cash used for operating activities from continuing operations was $53.0 million in the first six months of 2023, as compared to $30.7 million during the same period last year. The increase in cash used for operating activities from continuing operations was primarily driven by increased working capital investments of $87.1 million, partially offset by the $42.4 million increase in net income adjusted for the exclusion of non-cash items and a $23.4 million decrease in asbestos related payments.
Cash provided by operating activities from continuing operations was $30.7 million in the first six months of 2022. The cash provided by operating activities from continuing operations was primarily driven by increased working capital investments supporting higher levels of demand across most businesses, together with higher tax payments in the first half of 2022. Net asbestos-related payments for the first six months of 2022 were $23.4 million.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for capital expenditures and cash provided by divestitures of businesses or assets. Cash used for investing activities from continuing operations was $20.8 million in the first six months of 2023, as compared to cash provided by investing activities from continuing operations of $296.8 million in the comparable period of 2022. The increase in cash used for investing activities is primarily related to the absence of the $314.3 million provided by the sale of Crane Supply in the prior year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Cash provided by investing activities from continuing operations was $296.8 million in the first six months of 2022. The cash provided from investing activities from continuing operations was primarily related to proceeds from the sale of Crane Supply of $314.3 million.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases and repayments of indebtedness, proceeds from the issuance of long-term debt, commercial paper, proceeds from the issuance of common stock. During the first six months of 2023, financing cash flows also includes activities associated with the distribution of Crane NXT Co. in support of the Separation.

Cash used for financing activities was $395.6 million during the first six months of 2023 compared to $135.6 million in the comparable period of 2022. Cash used for financing activities was driven by:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•$578.1 million of distribution cash outflows, which was comprised of the $275 million dividend to Crane NXT, Co. and $303 million in cash balances at the Crane NXT businesses at time of Separation;
•$400.0 million repayment of the 364-Day Credit Agreement; and
•$36.9 million in prepayments on the 3-year term loan facility.
The above uses were primarily funded by $650 million in proceeds from the term loan facilities, comprised of a $350 million term loan issued by Crane NXT, Co. (discontinued operations) and the $300 million term loan issued by Crane Company.
Cash used for financing activities was $135.6 million during the first six months of 2022. The cash used for financing activities was driven by the repayment of the term loan of $348.1 million in 2021 which did not repeat in 2022. In 2022, we also had $203.7 million of share repurchases, partially offset by a $119.4 million increase in net borrowings from the issuance of commercial paper.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls are effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2023, there were no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 11, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

Information regarding risk factors appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2023. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 2.1
Separation and Distribution Agreement, dated as of April 3, 2023, by and between Crane Holdings, Co. and Crane Company (incorporated by reference to Exhibit 2.1 to Crane Company’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 10.1	Crane Company Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Crane Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2023).
Exhibit 10.2	Crane Company Benefit Equalization Plan (incorporated by reference to Exhibit 10.2 to Crane Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2023).
Exhibit 10.3
Transition Services Agreement, dated as of April 3, 2023, by and between Crane Holdings, Co. and Crane Company (incorporated by reference to Exhibit 10.1 to Crane Company’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 10.4
Tax Matters Agreement, dated as of April 3, 2023, by and between Crane Holdings, Co. and Crane Company (incorporated by reference to Exhibit 10.2 to Crane Company’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 10.5
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

Exhibit 10.7	Crane Company 2023 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Crane Company’s Registration Statement on Form S-8, filed on April 3, 2023).
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed with this report
** Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE COMPANY
REGISTRANT

Date
August 2, 2023	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
August 2, 2023		Richard A. Maue
Executive Vice President and Chief Financial Officer