Form 10-K
period 2023-12-31
Crane Co
filed 2024-02-26
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________ .
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
Yes    ☒        No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer,”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act).:

(check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐         No    ☒
Based on the closing stock price of $89.12 on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $4,287,494,667.
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 57,032,401 at January 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains information about Crane Company, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as: “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms.
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•The effect of changes in economic conditions in the markets in which we operate, including financial market conditions, end markets for our products, fluctuations in raw material prices, inflationary pressures, supply chain disruptions and access to key raw materials, higher interest rates and the financial condition of our customers and suppliers;
•Economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States;
•The impact of commercial air traffic levels which are affected by a different array of factors including pandemic health concerns, general economic conditions and global corporate travel spending, or terrorism;
•Competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers;
•Our ongoing need to attract and retain highly qualified personnel and key management;
•Our ability to successfully identify, value and integrate acquisitions and to realize synergies and opportunities for growth and innovation;
•Information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information;
•Our ability to achieve some or all the benefits that we expect to achieve from our business separation;

•The ability of the U.S. government to terminate our government contracts;
•The impact of governmental regulations and failure to comply with those regulations;

•A reduction in congressional appropriations that affect defense spending;
•The outcomes of legal proceedings, claims and contract disputes;
•Adverse effects as a result of further increases in environmental remediation activities, costs and related claims;
•Investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and
•Adverse effects of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

Part I
Reference herein to “Crane,” “we,” “us” and “our” refer to Crane Company and our subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, square feet, number of properties, share and per share data, or unless otherwise stated.

Executive Officers of the Registrant

Name	Position	Business Experience	Age	Crane Executive Officer Since
Max H. Mitchell	President and Chief Executive Officer	President, Chief Executive Officer and Director since April 2023. President, Chief Executive Officer and Director of Crane Holdings, Co. from 2014 until April 3, 2023. President and Chief Operating Officer from 2013 through 2014. Executive Vice President and Chief Operating Officer from 2011 to 2013.	60	2004
Alejandro A. Alcala	Executive Vice President	Executive Vice President, Aerospace and Electronics, Engineered Materials, Process Flow Technologies and Regional Presidents since April 2023. Executive Vice President, Aerospace and Electronics, Engineered Materials, Process Flow Technologies and Regional Presidents of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President, Process Flow Technologies and operations in China, India and the Middle East & Africa from March 2020 to January 2023. President, Crane ChemPharma & Energy from 2014 to March 2020. President, Crane Pumps & Systems from 2013 to 2014.	49	2020
Anthony M. D'Iorio	Executive Vice President, General Counsel and Secretary	Executive Vice President, General Counsel and Secretary since April 2023. Executive Vice President, General Counsel and Secretary of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President from February 2021 through January 2023. Vice President, General Counsel and Secretary from February 2018 to 2023. Deputy General Counsel from 2013 through February 2018. Assistant General Counsel from 2005 through 2013.	60	2018
Richard A. Maue	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer since February 2023. Executive Vice President and Chief Financial Officer of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President from January 2019 through January 2023. Chief Financial Officer since 2013. Principal Accounting Officer from 2007 through May 2019. Vice President - Finance from 2013 through January 2019.	53	2007
Marijane Papanikolaou	Vice President, Controller and Principal Accounting Officer	Vice President, Controller and Principal Accounting Officer since April 2023. Vice President, Corporate Controller of Pitney Bowes from 2018 to April 2023.	53	2023
Tamara S. Polmanteer	Executive Vice President, Chief Human Resources Officer	Executive Vice President and Chief Human Resources Officer since February 2023. Executive Vice President and Chief Human Resources Officer of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President, from 2021 through January 2023. Chief Human Resources Officer since March 2021. Chief Human Resources Officer of Aleris from 2016 through 2020. Senior Vice President, Chief Human Resource Officer of Daymon Worldwide from 2011 through 2016.	58	2021

Item 1. Business
General
We are a diversified manufacturer of highly engineered industrial products. Our operations are comprised of three segments: Aerospace & Electronics (“A&E”), Process Flow Technologies (“PFT”), and Engineered Materials (“EM”). Our primary end markets include aerospace, defense and space, process industries, non-residential and municipal construction, along with a wide range of general industrial and certain consumer related end markets.

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

Separation
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
Acquisitions
On October 4, 2023, the Company completed the acquisition of Baum lined piping GmbH (“BAUM”). BAUM is a German based company that designs, manufactures, and distributes lined piping products primarily focused on chemical and industrial end markets. BAUM is included in our Process Flow Technologies segment.
On January 2, 2024, the Company completed the acquisition of Vian Enterprises, Inc. (“Vian”). Vian is a global designer and manufacturer of multi-stage lubrication pumps and lubrication system components technology for critical aerospace and defense applications with sole-sourced and proprietary content on the highest volume commercial and military aircraft platforms. Vian will be included in the Aerospace & Electronics (“A&E”) segment.
Reportable Segments
For additional information on recent business developments and other information about us and our business, please refer to the information set forth under the captions, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 of this report, as well as in Part II, Item 8 under Note 4, “Segment Information,” in the Notes to Consolidated Financial Statements for sales, operating profit and assets employed by each segment.

Aerospace & Electronics
The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace, and the military aerospace, defense and space markets. The commercial market and military market accounted for 60% and 40%, respectively, of total segment sales in 2023. Sales to original equipment manufacturers ("OEMs") and aftermarket customers were 69% and 31%, respectively, in 2023.

We provide mission critical systems that require high reliability and high accuracy, such as pressure sensors for aircraft engine control, aircraft braking systems for commercial aircraft and fighter jets, power conversion solutions for spacecraft and lubrication systems for the harshest and most hazardous environmental conditions. Crane Company has invented many of the fundamental technologies that are now the industry standard in the areas where we compete, with a track record for performance, reliability and innovation. A&E’s integrated capabilities include the following:
•Power Solutions: Provides enabling technology to accelerate electrification of air, land, space and sea vehicles and systems.
•Sensing Systems: Provides components and systems for condition and position sensing, and pressure and flow measurement, with high-accuracy, reliability and engineering to excel in rugged aerospace environments.
•Fluid & Thermal Management: Designs and manufactures positive displacement pumps, centrifugal pumps and true mass flowmeters for aerospace and defense applications.
•Landing Systems: Provides hydraulic and electric brake control systems with antiskid and autobrake functionality, as well as electronic and hydraulic subsystems for landing gear control.
•Microwave Solutions: Designs and manufactures high-performance RF and IF components and millimeter-wave systems and subsystems for defense, space and commercial end-use customers.

A&E has a long-term growth profile driven by positions on market leading platforms, recent new program wins and continued investment in technology readiness. The segment is also positioned to benefit from underlying market growth driven by increasing new commercial aircraft deliveries, air passenger travel growth, defense investment, ongoing maintenance, repair and overhaul organizations (“MRO”) requirements and emerging applications in the space market, as well as a strong trend driving greater electrification for aerospace and defense applications. Our unique position to drive sustained growth is driven by differentiated technology investment focused on high-growth market segments, including next-generation aircraft engines, advanced ground and sea-based radar systems, Low Earth Orbit satellite constellations, as well as high-power and bi-directional power conversion for numerous emerging commercial and military applications, including more-electric and hybrid-electric ground vehicles and hybrid-electric and pure electric-propulsion aircraft.

Facilities are located in the United States, Taiwan, and France.
Process Flow Technologies
The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Pumps and Systems and Commercial Valves.

•Process Valves and Related Products: Manufactures a wide range of on/off isolation valves, including check valves, sleeved plug valves, lined valves, process ball valves, high performance butterfly valves, bellows sealed globe valves, aseptic and industrial diaphragm valves and multi / quarter-turn valve actuation. Other related products include lined pipe, fittings and hoses, air operated diaphragm and peristaltic pumps, instrumentation and sampling systems, valve positioning and control systems, and valve diagnostic and calibration systems. Across the portfolio, the primary focus is on chemical, pharmaceutical and general industrial end markets. Manufacturing facilities, along with sales and service centers, are located across North America, Europe, the Middle East, Asia and Australia.
•Pumps and Systems: Manufactures pumps products for water and wastewater applications, primarily in the United States municipal and industrial markets.
•Commercial Valves: Manufactures valves and related products for the non-residential construction, gas utility and municipal markets. The primary geographies served by the manufacturing operations are the United Kingdom, the Middle East and continental Europe.

Our portfolio strategically targets the higher growth and less cyclical chemical, general industrial, water and wastewater and pharmaceutical industries. We expect these industries to be outsized growth segments, driven by investment in sustainability and clean energy, aging infrastructure, tightening wastewater regulations and an aging population with a growing demand for healthcare.

Crane has a track record of innovation and being a pioneer in the industry, “writing the book” on the flow of fluids with Technical Paper 410, which is still used as a definitive authority on the topic for engineers, professionals and other practitioners. By focusing on accelerating the rate of innovation through R&D investment, we have driven incremental market capture and improved new product sales vitality to support long term profitable growth.
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
Raw Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and various petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces have at times, including in 2023, caused increases in the costs of key raw materials, there have been no raw materials shortages that have had a material adverse impact on our business. We believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at acceptable costs. For a further discussion of risks related to raw materials, please refer to Item 1A. “Risk Factors.”
Government Contracts
We have agreements relating to the sale of products to government entities, primarily involving products in our Aerospace & Electronics segment and, to a lesser extent, our Process Flow Technologies segment. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws and regulations governing government contracts differ from those governing private contracts. For example, some government contracts require disclosure of cost and pricing data and impose certain sourcing conditions that are not applicable to private contracts. Our failure to comply with these laws could result in suspension of these contracts, criminal or civil sanctions, administrative penalties and fines or suspension or debarment from government contracting or subcontracting for a period of time. For a further discussion of risks related to compliance with government contracting requirements, please refer to Item 1A. “Risk Factors.”

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
However, we occasionally engage in environmental remediation activities as required by federal and state laws. In addition, we may be exposed to other environmental costs including participation in the characterization and remediation of federal Superfund sites, or analogous state sites. When it is reasonably probable we will pay remediation costs at a site, and those costs can be reasonably estimated, we accrue a liability for such future costs with a related charge against our earnings. For further discussion of environmental related risks, please refer to Item 1A. “Risk Factors.” For further discussion of our environmental matters, please refer to Part II, Item 8 under Note 13, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.
Human Capital Resources
To remain a leading manufacturer of highly engineered industrial products, it is important that we continue to attract, develop, and retain exceptional talent across our global enterprise.
The Company has a diverse global workforce located in 21 countries, spanning five continents. At December 31, 2023, we employed approximately 7,300 persons worldwide, of which substantially all were full time employees. In the United States, we employed approximately 4,000 people across 35 locations. At December 31, 2023, approximately 5% of our U.S. employees were represented by a union under a collective bargaining agreement. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
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
Available Information
We file annual, quarterly and current reports and amendments to these reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.
We also make our filings available free of charge through our Internet website, as soon as reasonably practicable after filing such material electronically with, or furnishing such material, to the SEC. Also posted on our website are our Corporate Governance Guidelines, Standards for Director Independence, Crane Company. Code of Ethics and the charters and a brief description of each of the Audit Committee, the Management Organization and Compensation Committee and the Nominating and Governance Committee. These items are available in the “Investors – Corporate Governance” section of our website at www.craneco.com. The content of our website is not part of this report.

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
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, levels of consumer and business confidence, commodity prices and availability, inflationary pressures, exchange rates, levels of government spending and deficits, political conditions, and other challenges that could affect the global economy, including the ongoing conflict in the Middle East as well as impacts associated with any economic sanctions imposed against Russia, in response to their invasion of the Ukraine. These economic and geopolitical conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations, grow through operations or refinance maturing debt balances at economically favorable interest rates. In addition, restrictions on credit availability could adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. See “Specific Risks Related to Our Business Segments.”
The prices of our components and raw materials could fluctuate dramatically, which may adversely affect our profitability.
The costs of certain components and raw materials that are critical to our profitability can be volatile, which can have a significant impact on our profitability. The costs in our business segments are affected by fluctuations in the price of metals such as steel and copper as well as other raw materials such as resin and electronic components. We have seen a period of sustained price increases for components and raw materials that may continue into the future as demand increases and supply may remain constrained, notably in our A&E segment, which has resulted in, and may continue to result in, increased costs for us. While we have taken actions aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical components and raw materials increase or we are unable to pass increased costs of components and raw materials to customers, our operating profit could be adversely affected.
The COVID-19 pandemic had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. Our operations have generally stabilized since the peak of the COVID-19 pandemic and in May 2023, the World Health Organization declared an end to COVID-19 as a public health emergency. However, a resurgence of COVID-19, or other public health emergencies, could result in unpredictable responses by health authorities around the world which could negatively impact our global operations, customers and suppliers. Any future pandemics or public health emergencies could result in disruptions to global supply chains, delays in supplier deliveries, higher raw material prices, delays in deliveries to customers, travel restrictions, site access and quarantine restrictions, and employee absences. The extent to which public health emergencies could impact our operations and financial performance is highly uncertain and would depend on future developments, including the duration of any such public health emergency, potential actions taken by governmental authorities, and how quickly economic conditions stabilize.
Our ability to source components and raw materials from our suppliers could be disrupted or delayed in our supply chain, which could adversely affect our results of operations.
Our operations require significant amounts of necessary components and raw materials. We deploy a continuous, company-wide process to source our components and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. Due to a variety of factors, our A&E business has been experiencing, and may continue to experience, supply chain disruptions from an insufficient availability of certain components and raw materials. If we are unable to timely source these components or raw materials, our operations may be disrupted, or we could experience a delay or temporary stoppage in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from significant changes in demand; more stringent regulatory requirements; supplier financial condition; increases in duties and tariff costs; disruptions in transportation; an outbreak of a severe public health pandemic, such as the COVID-19 pandemic; severe weather; and the occurrence or threat of wars, could have an adverse effect on our financial condition, results of operations and cash flows.
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
•In our Aerospace & Electronics segment, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. In addition, our Aerospace & Electronics segment could be impacted to the extent that our major aircraft manufacturing customers encounter problems which impact their production rates and, correspondingly, reduce purchases of our products, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices and/or extend payment terms; in addition, demand for military and defense products is dependent upon government spending in certain areas which can vary year to year.
•Our Process Flow Technologies segment is dependent on global economic conditions, customer capital spending and commodity prices. Deterioration in any of these economic factors could result in sales and profits falling below our current outlook.
•In our Engineered Materials segment, sales and profits could be affected by declines in demand for RVs, building materials or truck trailers; results could also be impacted by unforeseen changes in capacity or price increases related to certain raw materials, in particular, resin.
We compete with other manufacturing businesses for highly qualified employees in the countries in which we operate, and we may not be able to retain our personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.
Our business segments and corporate offices are dependent upon highly qualified personnel, and we generally are dependent upon the continued efforts of key management employees. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies and other government regulations. We have recently observed an increasingly competitive labor market which has and could continue to result in higher compensation costs. While we believe we have a robust intellectual capital process, we may have difficulty retaining key personnel or locating and hiring additional qualified personnel. The loss of the services of any of such personnel or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could have an adverse effect on our results of operations and financial condition.
Our businesses are subject to extensive governmental regulation; failure to comply with those regulations could adversely affect our financial condition, results of operations, cash flows and reputation.
We are required to comply with various import and export control laws, which may affect transactions with certain customers, particularly in our Aerospace & Electronics and Process Flow Technologies segments, as discussed more fully under “Specific Risks Relating to Our Business Segments.” In certain circumstances, export control and economic sanctions, and other trade-related regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. A failure to comply with these requirements might result in suspension of associated contracts and suspension or debarment from government contracting or subcontracting. For example, compliance with regulations related to the sourcing of conflict-free minerals mined from the democratic Republic of Congo and adjoining countries could limit the pool of suppliers who can provide conflict-free minerals to us, and as a result, may cause us to incur additional expenses and may create challenges for us to obtain conflict-free minerals at competitive prices. In addition, we are subject to the Foreign Corrupt Practices Act, which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business or securing any improper advantage. We are also subject to the anti-bribery laws of other jurisdictions. Failure to comply with any of these and similar regulations could result in civil and criminal liability, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.

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
Net sales by destination outside the U.S. were 39.6% of our consolidated amounts in 2023. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, our operations outside the U.S. are subject to the risks associated with conducting business internationally, including, but not limited to:
•economic and political instability, including the risk of geopolitical conflict or territorial incursions, in the countries and regions in which we operate;
•the risks of fluctuations in foreign currency exchange rates, primarily the euro and the British pound, could adversely affect our reported results, primarily in our Process Flow Technologies segment, as amounts earned in other countries are translated into U.S. dollars for reporting purposes; and
•changes in the U.S. government's approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•The COVID-19 pandemic had an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. Our operations have substantially recovered since the peak of the COVID-19 pandemic and in May 2023, the World Health Organization declared an end to COVID-19 as a public health emergency. However, a resurgence of COVID-19, or other public health emergencies, could result in unpredictable responses by health authorities around the world which could negatively impact our global operations, customers and suppliers. Any future pandemics or public health emergencies could result in disruptions to global supply chains, delays in supplier deliveries, higher raw material prices, delays in deliveries to customers, travel restrictions, site access and quarantine restrictions, and employee absences.
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
We have evaluated, and expect to continue to evaluate, a wide array of potential acquisition transactions. Our acquisition program attempts to address the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, systems of internal control and profitability of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations involves significant risks and uncertainties, including:
•Maintenance of uniform standards, controls, policies and procedures;
•Unplanned expenses associated with the integration efforts;
•Inability to achieve planned facility repositioning savings or related efficiencies from recent and ongoing investments; and
•Unidentified issues not discovered in the due diligence process, including legal contingencies.
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
Net periodic pension cost and pension contributions associated with our retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions and future market performance of plan assets.
Total net periodic pension benefit and pension contributions were $11.2 million and $18.1 million, respectively in 2023. The costs of our defined benefit pension plans are dependent upon various factors, including rates of return on investment assets, discount rates for future payment obligations, and expected mortality, among other things. In addition, funding requirements for benefit obligations of our pension plans are subject to legislative and other government regulatory actions. Variances in related estimates could have an adverse effect on our financial condition, results of operations and cash flows.
Our future results of operations and financial condition could be adversely impacted by intangible asset impairment charges.
As of December 31, 2023, we had goodwill and other intangible assets, net of accumulated amortization, of $835.6 million, which represented approximately 36% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have an adverse effect on our financial condition and results of operations.
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
In addition, consistent with industry practice, we provide warranties on many of our products, and we may experience costs of warranty or breach of contract claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them.
While we maintain insurance coverage with respect to certain liability claims, that insurance coverage may not be adequate to cover all claims that may arise, or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liabilities not covered by insurance or that exceed our established reserves could have an adverse effect on our financial condition, results of operations and cash flows.
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
Our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of December 31, 2023, we had approximately $249.3 million of indebtedness that bears interest at variable rates. As of December 31, 2023, a hypothetical 1% increase in prevailing interest rates would increase our 2023 interest expense by approximately $2.5 million.

Additional tax expense or exposures could affect our financial condition, results of operations and cash flows.
We are subject to income taxes in the U.S. and various international jurisdictions. Our financial condition, results of operations and cash flow could be affected by changes to tax laws, regulations, accounting principles and judicial rulings, the geographic mix of our earnings, the valuation of our deferred tax assets and liabilities, and the results of audits and examinations of previously filed tax returns. By way of example, the Organization for Economic Co-operation and Development (“OECD”) has been coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. While various countries have implemented legislation as of January 1, 2024, and we currently do not expect a resulting material change to our tax liabilities in the near term as additional jurisdictions enact such legislation, we do not expect our effective tax rate and cash tax payments to significantly increase in future years.
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
Specific Risks Relating to Our Reportable Segments
Aerospace & Electronics
Our Aerospace & Electronics segment sales are primarily affected by conditions in the commercial aerospace industry, which is cyclical in nature, and by changes in defense spending by the U.S. government.
Commercial aircraft are procured primarily by airlines, and airline capital spending can be affected by a number of factors including credit availability and related cost, current and expected fuel prices, and current and forecast air traffic demand levels. Air traffic levels are affected by a different array of factors including general economic conditions and global corporate travel spending, although other non-economic events can also adversely impact airline traffic, including terrorism or pandemic health concerns, such as the COVID-19 pandemic. Our commercial business is also affected by the market for business jets where demand is typically tied to corporate profitability levels, and the freight markets which are most heavily influenced by general economic conditions. Demand for our commercial aftermarket business is closely tied to total aircraft flight hours. Any decrease in demand for new aircraft or equipment, or use of existing aircraft and equipment, would result in decreased sales of our products and services. In addition, our commercial business could also be impacted to the extent that our major aircraft manufacturing customers encounter problems which impact their production rates and, correspondingly, reduce purchases of our products, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices and/or extend payment terms.
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
We rely on certain subcontractors and suppliers to provide and produce raw materials, integrated components and sub-assemblies. The Aerospace and Defense industry is experiencing continued disruptions due to the lingering impacts of COVID-19 and related global supply chain constraints and labor instability. If one or more of our suppliers or subcontractors continue to experience delivery delays or other performance problems, we may be unable to meet commitments to our customers and our financial position, results of operations and cash flows may continue to be adversely impacted. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier's control, such as geopolitical developments, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.
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

Due to the lengthy research and development cycle involved in bringing commercial and military products to market, we cannot accurately predict the demand levels that will exist once a given new product is ready for market. In addition, if we are unable to develop and introduce new products in a cost-effective manner or otherwise effectively manage the introduction of new products and/or programs, our results of operations and financial condition could be adversely impacted. Demand for our products could also be adversely impacted by industry consolidation that could result in greater acceptance of competitors' products.
Process Flow Technologies
Our Process Flow Technologies segment competes in markets that are fragmented and highly competitive. The business competes against large, well-established global companies, as well as smaller regional and local companies. We compete based on our products’ quality, reliability and safety, our brand reputation, value-added technical expertise and customer support and consistent on-time delivery.
Demand for our Process Flow Technologies products is heavily dependent on our customers’ level of new capital investment and planned maintenance expenditures. Customer spending typically depends on general economic conditions, availability of credit, and expectations of future demand. Slowing global economic growth and volatility in commodity prices could both contribute to lower levels of customer spending, and project delays or cancellations.
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
Item 1B. Unresolved Staff Comments
None

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Our cybersecurity program is staffed by a team of highly skilled cybersecurity professionals, including over 24 dedicated internal cybersecurity resources. Four members of the security team currently have Certified Information Systems Security Professional (CISSP) credentials, many hold one or more Global Information Assurance Certification (GIAC)/The Sans Institute (SANS) cybersecurity certificates, and in total the team has over 70 security and network certifications. Our response team members are in various global locations to ensure 24/7 monitoring and response capabilities and are backed by a 24/7 Managed Security Services Provider (MSSP) who monitors cybersecurity alerts. The program incorporates industry standard frameworks, policies and practices designed to protect the privacy and security of our sensitive information, backed by a suite of best-in-class security technologies and tools to implement and automate security protections for our networks, employees, and customers.

We utilize a risk-based, multi-layered information security approach following the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and the Center for Internet Security (CIS) critical security controls. We have adopted and implemented an approach to identify and mitigate information security risks that we believe is commercially reasonable for manufacturing companies of our size and scope and commensurate with the risks we face. From the completion of the Company’s separation from Crane Holdings on April 3, 2023. Since the separation and during the past five years (as Crane Holdings), no attempted cyber-attack or other attempted intrusion on our information technology networks has resulted in a material adverse impact on our operations or financial results, in any penalties or settlements, or in the loss or exfiltration of Company data. In the event an attack or other intrusion were to be successful, we have a response team of internal and external resources engaged and prepared to respond.

Crane has not experienced a material third-party security breach, but recognizes the inherent cyber risks associated with relying on third-party vendors such as cloud service providers, software vendors, data processors, and IT service providers with access to company information, systems, or processes. Crane is committed to managing these risks responsibly and transparently and has an active process in place to assess and reduce that risk, including performing due diligence on third-party vendors before onboarding and evaluating and assessing their cybersecurity policies, procedures, incident response plans, and relevant certifications (e.g., SOC 2, ISO 27001, etc.). We continuously monitor publicly available information about our third-party vendors for reports of security incidents and fully investigate any reports for impact to Crane systems or information and take appropriate measures to limit the impact to Crane in the event of a third-party security incident.

We educate and share best practices globally with our employees to raise awareness of cybersecurity threats. As part of our program, we maintain annual training for all employees on cybersecurity standards and provide monthly training on how to recognize and properly respond to phishing, social engineering schemes and other cyber threats. We use advanced systems to block and analyze all email for threats, as well as equip our employees with an intuitive mechanism to easily report suspicious emails which are analyzed by our security systems and dedicated incident response team. Monthly “test” phishing emails are sent to our associates. Any failures trigger a retraining exercise if not properly reported and a monthly training vignette on cybersecurity awareness. To round out our robust awareness program, we have specific and regular training for our IT professionals, and we periodically engage independent third parties to test our information security processes and systems as part of our overall enterprise risk management program.

Cybersecurity Governance
Our approach to cybersecurity begins with our desire to maintain strong governance and controls to effectively manage and reduce security risks. Security begins with our “tone at the top”, where Company leadership consistently communicates the requirements for vigilance and compliance throughout the organization, and then leads by example. The cybersecurity program is led by Crane’s Chief Information Security Officer, who provides periodic updates to the Audit Committee of our Board of Directors, annual updates to the full Board of Directors, and regular reports to the executive management team about the program, including information about cyber risk management governance and the status of ongoing efforts to strengthen cybersecurity effectiveness. The entire Board of Directors ultimately is responsible for overseeing management’s risk assessment and risk management processes designed to monitor and mitigate information security risks, including cyber risks. The Company maintains cyber risk and related insurance policies as a measure of added protection.

Item 2. Properties

The following is a summary of our principal facilities as of December 31, 2023:

	Facilities - Owned
Location	Aerospace & Electronics		Process Flow Technologies		Engineered Materials		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	6	724,240	7	758,573	4	644,333	—	—	17	2,127,146
Europe	—	—	6	753,616	—	—	—	—	6	753,616
Other international	—	—	4	509,925	—	—	—	—	4	509,925
	6	724,240	17	2,022,114	4	644,333	—	—	27	3,390,687
Non-Manufacturing
United States	—	—	2	98,510	—	—	—	—	2	98,510
Europe	—	—	2	73,780	—	—	—	—	2	73,780
Other international	—	—	—	—	—	—	—	—	—	—
	—	—	4	172,290	—	—	—	—	4	172,290

	Facilities - Leased
Location	Aerospace & Electronics		Process Flow Technologies		Engineered Materials		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	—	—	2	97,220	—	—	—	—	2	97,220
Canada	—	—	1	20,572	—	—	—	—	1	20,572
Europe	1	19,418	5	716,757	—	—	—	—	6	736,175
Other international	1	63,653	3	130,485	—	—	—	—	4	194,138
	2	83,071	11	965,034	—	—	—	—	13	1,048,105
Non-Manufacturing
United States	2	8,348	6	186,765	3	78,950	3	29,228	14	303,291
Canada	—	—	1	11,198	—	—	—	—	1	11,198
Europe	2	1,596	6	49,002	—	—	—	—	8	50,598
Other international	—	—	18	163,146	—	—	—	—	18	163,146
	4	9,944	31	410,111	3	78,950	3	29,228	41	528,233
In our opinion, these properties have been well maintained, are in good operating condition and contain all necessary equipment and facilities for their intended purposes.

Item 3. Legal Proceedings.
Discussion of legal matters is incorporated by reference to Part II, Item 8 under Note 13, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Crane Company, common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol "CR". As of December 31, 2023, there were 1,524 holders of record of Crane Company common stock.
Stock Performance Graph
The following graph sets forth the cumulative total stockholder return to Crane Company’s stockholders for the period beginning April 3, 2023, the date of the Separation, through December 31, 2023, as well as the corresponding returns on the S&P 500 Index and the S&P 400 MidCap Capital Goods Index.
The graph assumes that the value of the investment in the common stock and each index was $100 on April 3, 2023, and that all dividends were reinvested.

	4/3/2023	6/30/2023	9/30/2023	12/31/2023
Crane Company	$100.00	$119.62	$119.48	$159.16
S&P 500	100.00	108.34	104.79	117.03
S&P 400 Midcap Capital Goods Index	100.00	114.40	110.02	126.09
Purchases of Equity Securities
Neither the Company nor any "affiliated purchaser" repurchased any shares of Company common stock during the year ended December 31, 2023.

Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6. Supplementary Financial Information

(in millions, except per share data) For year ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2023
Net sales	$513.8	$509.6	$530.1	$532.9	$2,086.4
Cost of sales	306.9	308.5	326.9	339.1	1,281.4
Gross profit	206.9	201.1	203.2	193.8	805.0
Operating profit	77.5	63.1	76.3	66.9	283.8
Net income from continuing operations attributable to common shareholders	55.9	43.3	55.2	49.4	203.8
Income from discontinued operations, net of tax	49.8	2.3	—	—	52.1
Net income attributable to common shareholders	$105.7	$45.6	$55.2	$49.4	$255.9

Earnings per basic share:
Earnings per basic share from continuing operations	$0.99	$0.76	$0.97	$0.87	$3.59
Earnings per basic share from discontinuing operations	0.88	0.04	—	—	0.92
Earnings per basic share	$1.87	$0.80	$0.97	$0.87	$4.51

Diluted earnings per share:
Earnings per diluted share from continuing operations	$0.97	$0.75	$0.96	$0.86	$3.54
Earnings per diluted share from discontinuing operations	0.87	0.04	—	—	0.91
Earnings per diluted share	$1.84	$0.79	$0.96	$0.86	$4.45

2022
Net sales	$538.8	$530.3	$480.0	$485.9	$2,035.0
Cost of sales	347.1	352.8	310.7	310.8	1,321.4
Gross profit	191.7	177.5	169.3	175.1	713.6
Operating profit (loss)	62.8	43.7	(117.2)	48.6	37.9
Net income (loss) from continuing operations attributable to common shareholders	46.1	206.6	(120.9)	39.8	171.6
Income from discontinued operations, net of tax	58.9	51.6	61.6	57.4	229.5
Net income (loss) attributable to common shareholders	$105.0	$258.2	$(59.3)	$97.2	401.1

Earnings per basic share:
Earnings (loss) per basic share from continuing operations	$0.81	$3.68	$(2.16)	$0.71	$3.04
Earnings per basic share from discontinuing operations	1.03	0.92	1.10	1.02	4.07
Earnings (loss) per basic share	$1.84	$4.60	$(1.06)	$1.73	$7.11

Diluted earnings per share:
Earnings (loss) per diluted share from continuing operations	$0.80	$3.63	$(2.16)	$0.70	$3.00
Earnings per diluted share from discontinuing operations	1.01	0.91	1.10	1.01	4.01
Earnings (loss) per diluted share	$1.81	$4.54	$(1.06)	$1.71	$7.01

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
We are a diversified manufacturer of highly engineered industrial products. Our operations are currently comprised of three segments: Aerospace & Electronics, Process Flow Technologies, and Engineered Materials. Our primary end markets include commercial and military aerospace, defense and space, chemical production, pharmaceutical production, water and wastewater, non-residential and municipal construction, energy, along with a wide range of general industrial and certain consumer related end markets.
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
We will continue to execute this strategy while remaining committed to the values of our founder, R.T. Crane, who resolved to conduct business "in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees; and to put my whole mind upon the business."
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures.
Recent Transactions
Separation
On April 3, 2023, Crane Holdings, Co. was separated into two independent, publicly-traded companies in a transaction in which Crane Holdings, Co. retained its Payment & Merchandising Technologies segment (Crane NXT) and spun-off its Aerospace & Electronics, Process Flow Technologies and Engineered Materials segments to Crane Holdings, Co. stockholders (Crane Company). Upon consummation of the Separation, each of its stockholders received one share of Crane Company common stock for every one share of its common stock held on March 23, 2023, the record date for the distribution.
Acquisitions
On October 4, 2023, the Company completed the acquisition of Baum lined piping GmbH (“BAUM”) for approximately $93.5 million on a cash-free and debt-free basis, with $90.5 million paid in 2023 and $3 million to be paid in 2024, related to the final working capital adjustment. BAUM is a German based company that designs, manufactures, and distributes lined piping products primarily focused on chemical and industrial end markets. BAUM has been integrated into our Process Flow Technologies segment.
On January 2, 2024, the Company completed the acquisition of Vian Enterprises, Inc. (“Vian”) for $103 million on a cash-free and debt-free basis, subject to a net working capital adjustment and potential additional payments of up to $7.5 million depending on the resolution of outstanding contingencies. Vian is a global designer and manufacturer of multi-stage lubrication pumps and lubrication system components technology for critical aerospace and defense applications with sole-sourced and proprietary content on the highest volume commercial and military aircraft platforms. Vian will be included in the Aerospace & Electronics segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations - For the Years ended December 31, 2023, 2022 and 2021

	For the year ended December 31,			2023 vs 2022 Favorable / (Unfavorable) Change		2022 vs 2021 Favorable / (Unfavorable) Change
(in millions, except %)	2023	2022	2021	$	%	$	%
Net sales:
Aerospace & Electronics	$789.3	$667.3	$638.3	$122.0	18.3%	$29.0	4.5%
Process Flow Technologies	1,072.8	1,109.4	1,196.6	(36.6)	(3.3)%	(87.2)	(7.3)%
Engineered Materials	224.3	258.3	228.0	(34.0)	(13.2)%	30.3	13.3%
Total net sales	$2,086.4	$2,035.0	$2,062.9	$51.4	2.5%	$(27.9)	(1.4)%
Sales growth:
Core business				$141.3	6.9%	$159.5	7.7%
Foreign exchange				0.5	—%	(48.3)	(2.3)%
Acquisitions/dispositions				(90.4)	(4.4)%	(139.1)	(6.7)%
Total sales growth				$51.4	2.5%	$(27.9)	(1.4)%
Cost of sales	$1,281.4	$1,321.4	$1,374.1	$40.0	3.0%	$52.7	3.8%
Selling, general and administrative	$521.2	$513.3	$467.1	$(7.9)	(1.5)%	$(46.2)	(9.9)%
Loss on divestiture of asbestos-related assets and liabilities	$—	162.4	—	$162.4	NM	(162.4)	NM
Operating profit:
Aerospace & Electronics	$159.0	$120.3	$110.0	$38.7	32.2%	$10.3	9.4%
Process Flow Technologies	208.5	168.2	182.5	40.3	24.0%	(14.3)	(7.8)%
Engineered Materials	33.4	32.6	26.9	0.8	2.5%	5.7	21.2%
Corporate expense(a) (b)	(117.1)	(283.2)	(97.7)	166.1	58.7%	(185.5)	(189.9)%
Total operating profit	$283.8	$37.9	$221.7	$245.9	648.8%	$(183.8)	(82.9)%
Operating margin:
Aerospace & Electronics	20.1%	18.0%	17.2%
Process Flow Technologies	19.4%	15.2%	15.2%
Engineered Materials	14.9%	12.6%	11.8%
Total operating margin	13.6%	1.9%	10.7%

(a) For the years ended December 31, 2023, 2022 and 2021, Corporate expense included transaction related expenses of $41.5 million, $40.5 million and $8.2 million, respectively.
(b) For the year ended December 31, 2022, Corporate expense included a $162.4 million loss on the divestiture of asbestos-related assets and liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Items Affecting Comparability of Reported Results
The comparability of our results for the years ended December 31, 2023, 2022 and 2021 is affected by the following significant items:
Divestiture of asbestos-related assets and liabilities
In 2022, we recognized a loss on the divestiture of asbestos-related assets and liabilities of $162.4 million. Please refer to item 8 under Note 13, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion.
Sale of Crane Supply
On May 31, 2022, the Company divested its Crane Supply business. In connection with the divestiture, the Company recognized a total gain on sale of $232.5 million which is presented within Gain on sale of business on the Consolidated Statement of Operations.
Termination of Agreement to Sell Engineered Materials
In 2021, we entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. (“Verzatec”). In 2022, Verzatec terminated the sale agreement and paid $7.5 million to the Company in termination fees, which is presented within Miscellaneous income, net on the Consolidated Statements of Operations.
Restructuring and Related (Gains) Charges, net
In 2022, we recorded net pre-tax restructuring and related charges of $8.7 million primarily related to modest cost reduction efforts across our businesses in response to continued macroeconomic uncertainty. In 2021, we recorded total pre-tax restructuring and related gains of $5.9 million primarily related to a gain on the sale of real estate. There were no new restructuring programs in 2023.
Transaction Related Expenses
In 2023, we recorded pre-tax transaction related expenses of $39.6 million primarily related to the separation.
In 2022, we recorded pre-tax transaction related expenses of $48.3 million most of which related to the planned separation, coupled with expenses associated with defending the asbestos liability and to a lesser extent, divestiture costs related to the intended sale of Engineered Materials and the completed sale of Crane Supply.
During 2021, we recorded pre-tax transaction related expenses of $8.2 million related to the previously proposed divestiture of Engineered Materials and other professional fees.

OVERALL
2023 compared with 2022
Sales increased by $51.4 million, or 2.5%, to $2,086.4 million in 2023. The year-over-year higher sales included:
•an increase in core sales of $141.3 million, or 6.9%, which was driven primarily by higher pricing;
•an increase in sales related to the October 2023 acquisition of BAUM of $15.4 million, or 0.8%;
•favorable foreign currency translation of $0.5 million, and
•a decrease in sales related to the May 2022 divestiture Crane Supply of $105.8, or 5.2%.
Cost of sales decreased by $40.0 million, or 3.0%, to $1,281.4 million in 2023. The decrease is primarily related to the sale of Crane Supply of $66.1 million, or 5.0%, strong productivity gains of $37.6 million, or 2.8%, lower volumes of $9.9 million, or 0.7%, partially offset by an increase in material, labor and other manufacturing costs of $52.7 million, or 4.0%, and unfavorable mix of $24.0 million, or 1.8%.
Selling, general and administrative expenses increased by $7.9 million, or 1.5%, to $521.2 million in 2023, reflecting an $18.6 million, or 3.6%, increase in administrative expenses primarily related to the Separation, partially offset by the net impact of the sale of Crane Supply $11.2 million, or 2.2%.
Operating profit increased by $245.9 million, or 648.8%, to $283.8 million in 2023. The increase is primarily related to the absence of loss on divestiture of asbestos-related assets and liabilities of $162.4 million, an increase in core sales primarily

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
driven by higher pricing net of inflation of $63.3 million, strong productivity of $41.8 million, partially offset by unfavorable mix of $24.0 million.
2022 compared with 2021
Sales decreased by $27.9 million, or 1.4%, to $2,035.0 million in 2022. The year-over-year lower sales included:
• an increase in core sales of $159.5 million, or 7.7%;
• unfavorable foreign currency translation of $48.3 million, or 2.3%, and
• a decrease in sales related to the sale of Crane Supply of $139.1 million, or 6.7%.
Cost of sales decreased by $52.7 million, or 3.8%, to $1,321.4 million in 2022. The decrease is primarily related to the impact of the sale of Crane Supply of $102.4 million, or 7.5%, favorable foreign currency translation of $30.5 million, or 2.2%, lower volumes of $9.1 million, or 0.7%, and strong productivity of $33.1 million, or 2.4%, partially offset by an increase in material, labor and other manufacturing costs of $109.6 million, or 8.0%, and unfavorable mix of $20.2 million, or 1.5%.

Selling general and administrative expenses increased by $46.2 million, or 9.9%, to $513.3 million in 2022. The increase was driven primarily by increased costs of $65.3 million, or 14.0%, including transaction related expenses of $40.1 million, or 8.6%, primarily related to sale of Crane Supply, asbestos divestiture and the planned Separation, increased net restructuring costs of $12.7 million, or 2.7%, partially offset by favorable foreign currency translation of $10.5 million, or 2.2%, the impact of the sale of Crane Supply of $16.5 million, or 3.5%, and strong productivity of $4.7 million, or 1%.

Operating profit decreased by $183.8 million, or 82.9%, to $37.9 million in 2022. The decrease in operating profit is primarily related to the loss on divestiture of asbestos-related assets and liabilities of $162.4 million, coupled with the divested operating profit of $20.2 million related to the sale of Crane Supply. Operating segment performance was strong across the Company, with pricing actions and strong productivity more than offsetting higher material, labor and other manufacturing costs. Operating profit in 2022 included net restructuring and related charges of $8.7 million and transaction related expenses of $48.3 million. Operating profit in 2021 included net restructuring and related gains of $5.9 million and transaction related expenses of $8.2 million.
Comprehensive income

(in millions) For the year ended December 31,	2023	2022	2021
Net income before allocation to noncontrolling interests	$255.9	$401.1	$435.4
Other comprehensive income (loss), net of tax
Currency translation adjustment	20.7	(93.3)	(69.2)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	10.0	30.0	96.0
Other comprehensive income (loss), net of tax	30.7	(63.3)	26.8
Comprehensive income before allocation to noncontrolling interests	286.6	337.8	462.2
Less: Noncontrolling interests in comprehensive income (loss)	(0.1)	(0.2)	0.6
Comprehensive income attributable to common shareholders	$286.7	$338.0	$461.6
For the year ended December 31, 2023, comprehensive income before allocation to noncontrolling interests was $286.6 million compared to $337.8 million in 2022. The $51.2 million decrease was primarily driven by $145.2 million of lower net income before allocation to noncontrolling interests which reflects the 2022 gain on sale of Crane Supply of $232.5 million, a $20.0 million decrease primarily related to changes in pension discount rates and a $114.0 million favorable impact of foreign currency translation adjustments, primarily related to the British pound and euro.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AEROSPACE & ELECTRONICS

(in millions, except %) For the year ended December 31,	2023	2022	2021
Net sales by product line:
Commercial Original Equipment	$291.4	$250.5	$229.4
Military Original Equipment	252.4	231.2	239.7
Commercial Aftermarket Products	180.2	129.3	104.5
Military Aftermarket Products	65.3	56.3	64.7
Total net sales	$789.3	$667.3	$638.3
Cost of sales	$495.2	$417.7	$399.6
Selling, general and administrative	$135.1	$129.3	$128.7
Operating profit	$159.0	$120.3	$110.0
Assets	$744.6	$663.3	$604.7
Backlog	$700.9	$613.1	$459.8
Operating margin	20.1%	18.0%	17.2%

2023 compared to 2022
Aerospace & Electronics sales increased $122.0 million, or 18.3%, to $789.3 million in 2023 primarily due to higher volumes and strong pricing. The commercial market and military market accounted for 60% and 40%, respectively, of total segment sales in 2023. Sales to OEM and aftermarket customers in 2023 were 69% and 31% of total segment sales, respectively.
•Sales of Commercial Original Equipment increased by $40.9 million, or 16.3%, to $291.4 million in 2023, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown, partially offset by component availability constraints.
•Sales of Military Original Equipment increased by $21.2 million, or 9.2%, to $252.4 million in 2023, primarily reflecting strong demand from defense customers.
•Sales of Commercial Aftermarket Products increased by $50.9 million, or 39.4%, to $180.2 million in 2023, reflecting continued strong demand from the airlines due to improving air traffic and inventory restocking.
•Sales of Military Aftermarket Products increased by $9.0 million, or 16.0%, to $65.3 million in 2023, reflecting stronger demand from military customers.
Cost of sales increased $77.5 million, or 18.6%, to $495.2 million in 2023 compared to 2022, primarily reflecting $48.7 million, or 11.7%, of increased material, labor and other manufacturing costs, increased volumes of $29.3 million, or 7.0%, unfavorable mix of $10.1 million, or 2.4%, partially offset by $ 11.1 million, or 2.7% of productivity gains.
Selling, general and administrative expense increased by $5.8 million, or 4.5%, to $135.1 million in 2023, primarily reflecting higher engineering, administrative and selling costs of $12.9 million, or 10.0%, partially offset by restructuring savings of $5.1 million, or 4.0%, and productivity gains of $1.9 million, or 1.5%.
Operating profit increased $38.7 million, or 32.2%, to $159.0 million in 2023 compared to 2022, primarily reflecting the impact from higher volumes of $25.4 million, or 21.1%, coupled with higher pricing net of inflation, productivity gains and restructuring savings of $23.2 million, or 19.3%, partially offset by unfavorable mix of $10.1 million, or 8.4%.
2022 compared to 2021
Aerospace & Electronics sales increased $29.0 million, or 4.5%, to $667.3 million in 2022. Price was the primary contribution to the growth for the year. The commercial market and military market accounted for 57% and 43%, respectively, of total segment sales in 2022. Sales to OEM and aftermarket customers in 2022 were 72% and 28% of total segment sales, respectively.
•Sales of Commercial Original Equipment increased by $21.1 million, or 9.2%, to $250.5 million in 2022, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown, partially offset by material availability constraints.
•Sales of Military Original Equipment decreased by $8.5 million, or 3.5%, to $231.2 million in 2022, primarily reflecting lower shipments due to order timing and material availability constraints.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Sales of Commercial Aftermarket increased by $24.8 million, or 23.7%, to $129.3 million in 2022, reflecting strong demand from the airlines due to improving air traffic as the industry continues to recover from the COVID-19 related slowdown, along with higher pricing.
•Sales of Military Aftermarket decreased by $8.4 million, or 13.0%, to $56.3 million in 2022, primarily reflecting timing of government orders for certain programs and material availability constraints.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

(in millions, except %) For the year ended December 31,	2023	2022	2021
Net sales by product line:
Process Valves and Related Products	$811.3	$749.8	$717.1
Commercial Valves	116.4	232.2	374.2
Pumps and Systems	145.1	127.4	105.3
Total net sales	$1,072.8	$1,109.4	$1,196.6
Cost of sales	$615.9	$697.8	$791.5
Selling, general and administrative (a)	$248.4	$243.4	$222.6
Operating profit	$208.5	$168.2	$182.5
Assets	$1,164.5	$1,064.7	$1,240.4
Backlog	$379.0	$368.8	$357.9
Operating margin	19.4%	15.2%	15.2%

(a)	Selling, general and administrative expense includes net restructuring charges of $0.9 million, $2.3 million and net restructuring gain of $13.2 million in 2023, 2022 and 2021, respectively.
2023 compared to 2022
Sales decreased by $36.6 million, or 3.3%, to $1,072.8 million in 2023, driven by the impact of the sale of Crane Supply of $105.8 million, or 9.5%, partially offset by the impact of the BAUM acquisition of $15.4 million or 1.4%, and higher core sales of $54.1 million, or 4.9%. Core sales growth was driven by higher pricing.
•Sales of Process Valves and Related Products increased by $61.5 million, or 8.2%, to $811.3 million in 2023. The increase reflected higher core sales of $46.0 million, or 6.1%, driven by higher pricing and the impact of the BAUM acquisition of $15.4 million, or 2.1%.
•Sales of Commercial Valves decreased by $115.8 million, or 49.9%, to $116.4 million in 2023, primarily driven by the impact of the divestiture of Crane Supply of $105.8 million, or 45.6%, and lower core sales of $10.1 million, or 4.3%, primarily as a result of lower sales in the Middle East.
•Sales of Pumps and Systems increased by $17.7 million, or 13.9%, to $145.1 million in 2023, reflecting an increase in core sales primarily driven by higher pricing and higher volumes across all key end markets.
Cost of sales decreased by $81.9 million, or 11.7%, to $615.9 million, primarily related to the net impacts of the sale of Crane Supply and the BAUM acquisition of $66.1 million or 9.5%, productivity gains of $23.6 million, or 3.4%, lower volumes of $13.3 million, or 1.9%, offset by unfavorable mix of 17.3 million, or 2.5%, and modestly higher material, labor and other manufacturing costs of $7.3 million, or 1.0%.
Selling, general and administrative expense increased by $5.0 million, or 2.0%, to $248.4 million primarily related to higher administrative costs net of productivity savings, offset by the sale of Crane Supply.
Operating profit increased by $40.3 million, or 24.0%, to $208.5 million in 2023. The increase was primarily due to higher pricing net of inflation and productivity of $74.0 million, or 44.0%, partially offset by unfavorable mix of $17.3 million, or 10.3%, and the net impact from the sale of Crane Supply of $13.8 million, or 8.2%.
2022 compared to 2021
Sales decreased by $87.2 million, or 7.3%, to $1,109.4 million in 2022, driven by lost sales associated with the divestiture of Crane Supply of $139.1 million, or 11.6%, and unfavorable foreign currency translation of $46.6 million, or 3.9%, partially offset by higher core sales of $98.3 million, or 8.2%. Core sales growth was driven primarily by higher pricing, with modestly higher volumes.
•Sales of Process Valves and Related Products increased by $32.7 million, or 4.6%, to $749.8 million in 2022. The increase reflected higher core sales of $63.6 million, or 8.9%, driven by higher pricing, offset by unfavorable foreign currency translation of $31.1 million, or 4.3%, as the euro weakened against the U.S. dollar. Demand remained strong across Chemical, Pharmaceutical and General Industrial end markets.
•Sales of Commercial Valves decreased by $142.0 million, or 37.9%, to $232.2 million in 2022, primarily driven by lost sales associated with the divestiture of Crane Supply of $139.1 million, or 37.2%, and unfavorable foreign currency translation of $15.1 million, or 4.0%, as the British pound weakened against the U.S. dollar, partially offset by an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase in core sales of $12.2 million, or 3.3%. The higher core sales reflected higher demand in Canadian non-residential construction markets.
•Sales of Pumps and Systems increased by $22.1 million, or 21.0%, to $127.4 million in 2022, primarily driven by higher sales to municipal customers and non-residential construction end markets.
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
Operating profit decreased by $14.3 million, or 7.8%, to $168.2 million in 2022. The decrease was primarily due to divested operating profit of $20.2 million related to the sale of Crane Supply, or 11.1%, and lower net restructuring gains of $15.5 million, or 8.5%, partially offset by productivity gains of $20.1 million, or 11.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engineered Materials

(in millions, except %) For the year ended December 31,	2023	2022	2021
Net sales by product line:
FRP - Recreational Vehicles	$73.0	$111.9	$102.5
FRP - Building Products	117.0	112.5	94.9
FRP - Transportation	34.3	33.9	30.6
Total net sales	$224.3	$258.3	$228.0
Cost of sales	$170.5	$206.2	$181.3
Selling, general and administrative (a)	$20.4	$19.5	$19.8
Operating profit	$33.4	$32.6	$26.9
Assets	$191.8	$218.6	$220.5
Backlog	$11.3	$16.2	$20.1
Operating margin	14.9%	12.6%	11.8%

(a)	Selling, general and administrative expense includes net restructuring gain of $0.3 million, restructuring charges of $0.4 million and $0.0 million in 2023, 2022 and 2021, respectively.

2023 compared to 2022
Sales decreased by $34.0 million, or 13.2%, to $224.3 million in 2023 reflecting lower core sales of $34.0 million, or 13.2%, primarily due to lower volumes, partially offset by higher pricing. The decrease was primarily driven by lower sales to recreational vehicle manufacturers.
Cost of sales decreased by $35.7 million, or 17.3%, to $170.5 million, primarily related to lower volumes of $25.8 million, or 12.5%, and cost savings, favorable mix and productivity gains of $9.8 million, or 4.7%.
Operating profit increased by $0.8 million, or 2.5%, to $33.4 million in 2023, primarily reflecting higher pricing net of inflation, productivity gains and favorable mix, offset by lower volumes.
2022 compared to 2021
Sales increased by $30.3 million, or 13.3%, to $258.3 million in 2022 with higher pricing more than offsetting a decline in volume, primarily related to softening end market demand in the RV industry. The increase reflected higher sales to building products customers and recreational vehicle manufacturers.
Cost of sales increased by $24.9 million, or 13.7%, to $206.2 million, primarily related to an increase in material, labor and other manufacturing costs of $36.7 million, or 20.2%, offset by the impact of the lower volumes of $12.2 million, or 6.7%.
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
CORPORATE

(in millions) For the year ended December 31,	2023	2022	2021
Corporate expense	$(117.1)	$(120.8)	$(97.7)
Loss on divestiture of asbestos-related assets and liabilities	—	(162.4)	—
Total Corporate expense	$(117.1)	$(283.2)	$(97.7)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Total Corporate expense decreased by $166.1 million, or 58.7%, in 2023, primarily related to the absence of the loss on divestiture of asbestos related assets and liabilities of $162.4 million, or 57.3%.
Total Corporate expense increased by $185.5 million, or 189.9%, in 2022, primarily related to the loss on divestiture of asbestos related assets and liabilities of $162.4 million, or 166.2%, and higher transaction related expenses of $32.5 million, or 33.3%, partially offset by slightly lower compensation and benefit costs.
INTEREST AND MISCELLANEOUS INCOME, NET

(in millions) For the year ended December 31,	2023	2022	2021
Interest income	$5.1	$3.2	$1.3
Interest expense	$(22.7)	$(10.1)	$(4.9)
Gain on sale of business	$—	$232.5	$—
Miscellaneous income, net	$0.8	$7.9	$15.6
2023 compared to 2022
Interest expense increased by $12.6 million, or 124.7%, primarily due to interest on the $300 million, 3-year term loan facility. Miscellaneous income, net, decreased $7.1 million, or 89.9%, primarily reflecting the absence of the 2022 $7.5 million termination fee paid to the Company related to the termination of agreement to sell the Engineered Materials segment.
2022 compared to 2021
Interest expense increased $5.2 million, or 106.1%, primarily due to interest on the 364-day credit facility that was entered into on August 11, 2022. The $232.5 million gain on sale of business relates to the divestiture of Crane Supply. Miscellaneous income, net, decreased $7.7 million, or 49.4%, primarily reflecting the absence of the 2021 $18.5 million gain on sale of property, offset by the $7.5 million termination fee paid to the Company in 2022 related to the termination of agreement to sell the Engineered Materials segment.
INCOME TAX

(in millions, except %) For the year ended December 31,	2023	2022	2021
Income before tax — U.S.	$155.4	$(82.2)	$201.1
Income before tax — non-U.S.	111.6	353.6	32.6
Income before tax — worldwide	$267.0	$271.4	$233.7
Provision for income taxes	$63.2	$99.8	$36.3
Effective tax rate	23.7%	36.7%	15.6%

Our effective tax rate is affected by a number of items, both recurring and discrete, including the amount of income we earn in different jurisdictions and their respective statutory tax rates, acquisitions and dispositions, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws, regulations and accounting principles, the continued availability of statutory tax credits and deductions, and examinations initiated by tax authorities around the world. See "Application of Critical Accounting Policies" included later in this Item 7 for additional information about our provision for income taxes. A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is set forth under Note 10, "Income Taxes" in the Notes to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES

(in millions) For the year ended December 31,	2023	2022	2021
Net cash provided by (used for):
Operating activities from continuing operations	$193.6	$(472.2)	$185.1
Investing activities from continuing operations	(132.5)	285.3	18.2
Financing activities	(423.2)	106.0	(557.9)
Discontinued operations	30.5	299.3	294.9
Effect of exchange rates on cash and cash equivalents	3.6	(39.4)	(12.7)
(Decrease) increase in cash and cash equivalents	$(328.0)	$179.0	$(72.4)

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
Our current cash balance, together with cash we expect to generate from future operations and borrowing capacity available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund expected pension contributions.
In March 2023, we entered into a senior secured credit agreement which provides for a $500 million, 5-year revolving credit facility through March 2028 and a $300 million, 3-year term loan facility through March 2026. In October 2023, we exercised a portion of the accordion feature under the revolving credit facility to increase the available borrowing capacity from $500 million to $800 million. In October 2023, we borrowed $100 million under the revolving credit facility and used approximately $91 million of the proceeds to acquire Baum lined piping GmbH. In November 2023, we repaid the $100 million of the outstanding borrowings under the revolving credit facility. At December 31, 2023, there was $249 million outstanding under the term loan facility.
On January 2, 2024, we borrowed $100 million under the revolving credit facility to fund the Vian acquisition.
Operating Activities
Cash provided by operating activities from continuing operations, a key source of our liquidity, was $193.6 million in 2023, compared to cash used for operating activities from continuing operations of $472.2 million in 2022. The increase in cash provided by operating activities from continuing operations was primarily driven by the absence of a $550.0 million payment made in 2022 in connection with the divestiture of all asbestos-related assets and liabilities and, to a lesser extent, the $111.2 million increase in net income, adjusted for the exclusion of non-cash items.
Cash used for operating activities from continuing operations was $472.2 million in 2022, compared to cash provided by operating activities from continuing operations of $185.1 million in 2021. The increase in cash used for operating activities from continuing operations was primarily driven by the $550.0 million payment in 2022 related to the divestiture of the asbestos-related assets and liabilities, together with increased working capital investments supporting higher levels of demand across most businesses.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for capital expenditures, acquisitions of businesses and cash provided by divestitures of businesses or assets. Cash used for investing activities from continuing operations was $132.5 million in 2023, compared to cash provided by investing activities from continuing operations of $285.3 million in 2022. The increase in cash used for investing activities is primarily related to the absence of $318.1 million in proceeds from the sale of Crane Supply in 2022, the acquisition of BAUM for $90.5 million and higher capital expenditures of $5.6 million. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Cash provided by investing activities from continuing operations was $285.3 million in 2022, compared to $18.2 million in 2021. The increase in cash provided by investing activities from continuing operations was primarily related to $318.1 million of proceeds related to the divestiture of Crane Supply.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases and repayments of indebtedness, proceeds from the issuance of long-term debt and proceeds from the issuance of common stock. During the year 2023, financing cash flows also includes activities associated with the distribution of Crane NXT, Co. in support of the Separation. Cash used by financing activities was $423.2 million in 2023, compared to cash provided by financing activities of $106.0 million in 2022. Cash used for financing activities in 2023 was driven by:
•$578.1 million of distribution cash outflows, which was comprised of the $275 million dividend to Crane NXT, Co. and $303.1 million in cash balances at the Crane NXT businesses at time of Separation;
•$400.0 million repayment of the 364-Day Credit Agreement; and
•$50.6 million in prepayments on the 3-year term loan facility.
The above uses were primarily funded by $650 million in proceeds from the term loan facilities, comprised of a $350 million term loan issued to Crane NXT, Co. (discontinued operations) and the $300 million term loan issued to Crane Company.
Cash provided by financing activities was $106.0 million in 2022, compared to cash used for financing activities of $557.9 million in 2021. The increase in cash provided by financing activities was primarily driven by $399.4 million in net borrowings from the 2022 364-Day Credit Agreement, compared to a $348.1 million repayment of the outstanding amount under the 364-Day Credit Agreement in 2021. This was partially offset by an $107.4 million increase in share repurchases.
Financing Arrangements
Total net debt was $248.5 million and $399.6 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, our total debt to total capitalization ratio was 15.4%, computed as follows:

(in millions)
Short-term borrowings	$—
Long-term debt	$248.5
Total debt	$248.5
Equity	1,360.3
Capitalization	$1,608.8

Total indebtedness to capitalization	15.4%
See Item 8 under Note 14, “Financing,” in the Notes to Consolidated Financial Statements for details regarding our financing arrangements.
Credit Ratings
As of December 31, 2023, we have not sought a rating from the credit agencies, and we have no immediate plans to do so. Although the Company is currently unrated, we believe that we have adequate access to capital through the bank market and our current Revolving Credit Facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our short-term and long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2023:

	Payment due by Period
(in millions)	Total	2024	2025 -2026	2027 -2028	2029 and after
Debt (a)	$249.4	$—	$249.4	$—	$—
Operating lease payments	81.2	14.9	24.6	17.7	24.0
Purchase obligations	272.1	252.0	19.7	0.2	0.2
Pension and postretirement benefits (b)	515.1	50.3	103.2	106.9	254.7
Other long-term liabilities reflected on Consolidated Balance Sheets (c)	—	—	—	—	—
Total	$1,117.8	$317.2	$396.9	$124.8	$278.9
(a) Debt includes scheduled principal payments.
(b) Pension benefits are primarily funded by the respective pension trusts. Pension benefits are included through 2033.
(c) As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term environmental liability of $12.9 million, gross unrecognized tax benefits of $7.9 million and related gross interest and penalties of $2.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OUTLOOK
Overall
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions, which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors.
For 2024, we expect a total year-over-year sales increase of approximately 7% to 9%, driven by approximately 3% to 5% core growth, and approximately 4% sales contribution from the Baum lined piping GmbH and the Vian Enterprises, Inc. acquisitions. We expect an improvement in operating profit driven primarily by lower transaction related expenses, productivity benefits, higher pricing net of inflation, operating leverages on higher volumes and contributions from the BAUM and Vian acquisitions, partially offset by unfavorable mix.
Aerospace & Electronics
In 2024, we expect Aerospace & Electronics core sales to increase in the mid-teens range compared to 2023, driven by approximately 10% core sales and a 4% to 5% contribution from the Vian Enterprises, Inc. acquisition. We expect a substantial improvement in our commercial OEM business driven by higher aircraft build rates, and we expect a substantial improvement in our commercial aftermarket business given continued recovery in airline flight hours. We expect our defense OEM sales to be approximately flat, but the defense aftermarket businesses are expected to grow significantly given continued global geopolitical uncertainty which is driving increased demand to replace legacy product sales. We expect segment operating profit and operating margin to increase compared to 2023 driven primarily by the impact of operating leverage on higher volumes and productivity benefits.
Process Flow Technologies
In 2024, we expect Process Flow Technologies sales to increase approximately 4% to 5% driven by contribution from the Baum lined piping GmbH acquisition, with core sales approximately flat.
We expect Process Valves and Related Products sales to increase in the low- to mid-single digit range compared to 2023, driven by mid-single digit contribution from the Baum lined piping GmbH acquisition, partially offset by a slight decline in core sales. We expect Commercial Valves sales to increase in the low- to mid-single digit range, and we expect Pumps and Systems sales to increase in the high-single digit range compared to 2023, driven by strong demand across municipal and non-residential U.S. end markets. We expect an improvement in segment operating profit and operating margin compared to 2023, driven primarily by higher pricing net of inflation, strong productivity and contribution from the Baum lined piping GmbH acquisition, partially offset by lower volumes and unfavorable mix.
Engineered Materials
In 2024, we expect Engineered materials sales to be flat compared to 2023, with a modest increase in sales to the Recreational Vehicle market, offset by a decline in sales to the Transportation market.
We expect operating profit and operating margin to be approximately flat compared to 2023.

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
When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated monthly. In 2023, the Company recognized approximately $100.0 million in revenue over time related to contracts in progress as of December 31, 2023.

These estimates are subject to uncertainties and require judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2023, 2022 or 2021 was material to the Consolidated Statement of Operations for such annual periods.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Goodwill and Other Intangible Assets.  As of December 31, 2023, we had $747.7 million of goodwill and $87.9 million of net intangible assets, of which $22.1 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2022, we had $690.9 million of goodwill and $71.7 million of net intangible assets, of which $21.8 million were intangibles with indefinite useful lives, consisting of trade names.
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2023, we had four reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 10.0% (a weighted average of 9.9%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions.
There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2023, 2022 or 2021.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Environmental.  For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2023 is substantially all for the former manufacturing site in Goodyear, Arizona (the "Goodyear Site"). Estimates of our environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider our prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, our environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. During the fourth quarter of 2019, we received conceptual agreement from the EPA on an alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $20.7 million and $24.8 million as of December 31, 2023 and 2022, respectively.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. We have recorded a receivable of $3.8 million and $4.8 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as of December 31, 2023 and 2022, respectively.
Pension Plans.  In the United States, we sponsor a defined benefit pension plan that covers approximately 18% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans cover approximately 10% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The net periodic pension cost was $11.2 million in 2023 and net periodic pension benefit was, $2.3 million and $5.9 million in 2022 and 2021, respectively. The net periodic pension cost increased in 2023 compared to 2022, primarily driven by higher interest costs for both U.S. and non-U.S. plans and lower expected return on assets. Employer cash contributions were $18.1 million, $17.8 million and $25.4 million in 2023, 2022 and 2021, respectively.
Holding all other factors constant, a decrease in the expected long-term rate of return on plan assets by 0.25 percentage points would have increased 2023 pension expense by $1.0 million for U.S. pension plans and $0.6 million for non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to determine net periodic pension cost by 0.25 percentage points would have increased 2023 pension expense by $0.1 million for U.S. pension plans and $0.1 million for non-U.S. pension plans.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Item 8 under Note 1 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Total net debt outstanding was $248.5 million as of December 31, 2023. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to;

(a) adjusted term SOFR plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or

(b) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt and our total net leverage ratio.
The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.
•As of December 31, 2023, a hypothetical 1% increase in prevailing interest rates would increase our variable rate interest expense by approximately $2.5 million.
•Based on a sensitivity analysis as of December 31, 2023, a 10% change in the foreign currency exchange rates for the year ended December 31, 2023 would have impacted our net earnings by approximately $11.2 million, due primarily to the British pound and Canadian dollar. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Item 8. Financial Statements and Supplementary Data
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING
The accompanying Consolidated Financial Statements of Crane Company have been prepared by management in conformity with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company’s financial position and results of operations and cash flows. These statements by necessity include amounts that are based on management’s best estimates and judgments and give due consideration to materiality.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2023, and issued their related attestation report which is included herein.

/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard A. Maue
Richard A. Maue
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Section 302 certifications of the Company’s Chief Executive Officer and its Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Crane Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crane Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue – Over-Time Basis — Refer to Note 1 to the financial statements

Audit Matter Description

The Company recognizes revenue as they fulfill their performance obligations and transfer control of products to their customers. The Company has certain revenue contracts with the U.S. government or indirectly to the U.S. government through subcontracts. The clauses of those contracts stipulate that any amounts included in work-in-progress are the property of the U.S. government as they own any work-in progress as the contracted product is being built. The Company uses the cost-to-cost method of determining their progress, measuring progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. In 2023, the Company recognized approximately $100 million in revenue over time related to contracts in progress as of December 31, 2023.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed related to the recognition of revenue recognized over-time included the following, among others:

•We tested the effectiveness of controls related to the revenue recognized over-time, including management’s controls over costs incurred to date and estimates of margin at completion, as well as the accurate classification of contracts in the system during the order entry process.

•We selected a sample of contracts with customers that were recognized over time, and we performed the following:

•Evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

•Evaluated the appropriateness and consistency of the methods of calculation and assumptions used by management to develop the margin at completion applied to determine the revenue recognized.

•We tested the mathematical accuracy of management’s calculation of revenue recognized.

•We evaluated management’s ability to estimate future costs and margins at completion accurately by comparing actual costs and margins at completion for similar contracts that were previously completed to management’s historical estimates for such contracts.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2024

We have served as the Company's auditor since 1979.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2023	2022	2021
Net sales	$2,086.4	$2,035.0	$2,062.9
Operating costs and expenses:
Cost of sales	1,281.4	1,321.4	1,374.1
Selling, general and administrative	521.2	513.3	467.1
Loss on divestiture of asbestos-related assets and liabilities	—	162.4	—
Operating profit	283.8	37.9	221.7
Other income (expense):
Interest income	5.1	3.2	1.3
Interest expense	(22.7)	(10.1)	(4.9)
Gain on sale of business	—	232.5	—
Miscellaneous income, net	0.8	7.9	15.6
Total other (expense) income, net	(16.8)	233.5	12.0
Income from continuing operations before income taxes	267.0	271.4	233.7
Provision for income taxes	63.2	99.8	36.3
Net income from continuing operations attributable to common shareholders	203.8	171.6	197.4
Income from discontinued operations, net of tax (Note 3)	52.1	229.5	238.0
Net income attributable to common shareholders	$255.9	$401.1	$435.4

Earnings per basic share:
Earnings per basic share from continuing operations	$3.59	$3.04	$3.38
Earnings per basic share from discontinued operations	0.92	4.07	4.08
Earnings per basic share	$4.51	$7.11	$7.46

Earnings per diluted share:
Earnings per diluted share from continuing operations	$3.54	$3.00	$3.34
Earnings per diluted share from discontinued operations	0.91	4.01	4.02
Earnings per diluted share	$4.45	$7.01	$7.36

Average shares outstanding:
Basic	56.7	56.4	58.4
Diluted	57.5	57.2	59.2

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in millions)	2023	2022	2021
Net income before allocation to noncontrolling interests	$255.9	$401.1	$435.4
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	20.7	(93.3)	(69.2)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	10.0	30.0	96.0
Other comprehensive income (loss), net of tax	30.7	(63.3)	26.8
Comprehensive income before allocation to noncontrolling interests	286.6	337.8	462.2
Less: Noncontrolling interests in comprehensive income	(0.1)	(0.2)	0.6
Comprehensive income attributable to common shareholders	$286.7	$338.0	$461.6

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	Balance as of December 31,
(in millions, except shares and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$329.6	$427.0
Accounts receivable, net	306.4	269.7
Inventories, net	353.1	294.2
Other current assets	101.7	135.1
Current assets of discontinued operations	—	625.9
Total current assets	1,090.8	1,751.9
Property, plant and equipment, net	270.5	248.3
Long-term deferred tax assets	2.7	3.1
Intangible assets, net	87.9	71.7
Goodwill	747.7	690.9
Other assets	134.0	120.8
Long-term assets of discontinued operations	—	1,504.9
Total assets	$2,333.6	$4,391.6

Liabilities and equity
Current liabilities:
Short-term borrowings	$—	$399.6
Accounts payable	179.1	179.2
Accrued liabilities	273.7	260.5
U.S. and foreign taxes on income	14.3	34.2
Current liabilities of discontinued operations	—	614.7
Total current liabilities	467.1	1,488.2
Long-term debt	248.5	—
Accrued pension and postretirement benefits	115.0	132.0
Long-term deferred tax liability	37.1	55.3
Other liabilities	105.6	85.2
Long-term liabilities of discontinued operations	—	726.9
Commitments and contingencies (Note 13)
Equity:
Common shares, par value $1.00; 66,475,307 and 200,000,000 shares authorized; 56,919,443 and 72,426,389 shares issued; 56,919,443 and 56,325,382 shares outstanding in 2023 and 2022, respectively	56.9	72.4
Capital surplus	398.2	373.8
Retained earnings	960.7	2,822.8
Accumulated other comprehensive loss	(58.0)	(503.3)
Treasury stock: 16,101,007 treasury shares in 2022.	—	(864.3)
Total shareholders’ equity	1,357.8	1,901.4
Noncontrolling interest	2.5	2.6
Total equity	1,360.3	1,904.0
Total liabilities and equity	$2,333.6	$4,391.6
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2023	2022	2021
Operating activities:
Net income from continuing operations attributable to common shareholders	$203.8	$171.6	$197.4
Non-cash loss on divestiture of asbestos-related assets and liabilities	—	148.9	—
Gain on sale of business	—	(232.5)	—
Gain on sale of property	—	(2.8)	(18.5)
Depreciation and amortization	39.3	39.5	38.4
Stock-based compensation expense	26.1	21.3	21.7
Defined benefit plans and postretirement cost (credit)	9.3	(1.0)	(6.7)
Deferred income taxes	(21.5)	0.8	(4.9)
Cash used for operating working capital	(49.5)	(30.3)	30.1
Defined benefit plans and postretirement contributions	(18.3)	(19.0)	(26.9)
Environmental payments, net of reimbursements	(3.9)	(5.8)	(5.8)
Asbestos related payments, net of insurance recoveries	—	(29.3)	(44.9)
Divestiture of asbestos-related assets and liabilities	—	(550.0)	—
Other	8.3	16.4	5.2
Total provided by (used for) operating activities from continuing operations	$193.6	$(472.2)	$185.1
Investing activities:
Payments for acquisition - net of cash acquired	$(90.5)	$—	$—
Capital expenditures	(42.7)	(37.1)	(35.3)
Proceeds from sale of business	—	318.1	—
Purchase of marketable securities	—	—	(10.0)
Proceeds from sale of marketable securities	—	—	40.0
Other investing activities	0.7	4.3	23.5
Total (used for) provided by investing activities from continuing operations	$(132.5)	$285.3	$18.2
Financing activities:
Dividends paid	$(57.3)	$(105.9)	$(100.6)
Reacquisition of shares on open market	—	(203.7)	(96.3)
Stock options exercised, net of shares reacquired	21.8	16.2	14.2
Debt issuance costs	(9.0)	—	—
Repayments of commercial paper with maturities greater than 90 days	—	—	(27.1)
Proceeds from term loan	300.0	—	—
Proceeds from term facility of discontinued operations	350.0	399.4	—
Repayment of term loan	(450.6)	—	(348.1)
Distribution of Crane NXT, Co.	(578.1)	—	—
Total (used for) provided by financing activities from continuing and discontinued operations	$(423.2)	$106.0	$(557.9)
Discontinued Operations:
Total provided by operating activities	34.6	320.6	313.4
Total used for investing activities	(4.1)	(21.3)	(18.5)
Increase in cash and cash equivalents from discontinued operations	$30.5	$299.3	$294.9

	For the year ended December 31,
(in millions)	2023	2022	2021
Effect of exchange rates on cash and cash equivalents	$3.6	$(39.4)	$(12.7)
(Decrease) increase in cash and cash equivalents	(328.0)	179.0	(72.4)
Cash and cash equivalents at beginning of period (a)	657.6	478.6	551.0
Cash and cash equivalents at end of period	$329.6	$657.6	$478.6
Less: Cash and cash equivalents of discontinued operations	—	230.6	100.7
Cash and cash equivalents of continuing operations at end of period	$329.6	$427.0	$377.9
(a) Includes cash and cash equivalents of discontinued operations.

Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(23.4)	$(46.6)	$(36.5)
Inventories	(42.0)	(42.1)	(27.4)
Other current assets	38.1	(8.7)	(7.8)
Accounts payable	(3.3)	43.1	32.3
Accrued liabilities	7.9	(6.8)	57.8
U.S. and foreign taxes on income	(26.8)	30.8	11.7
Total	$(49.5)	$(30.3)	$30.1

Supplemental disclosure of cash flow information:
Interest paid	$20.3	$6.5	$2.9
Income taxes paid	$110.5	$61.0	$33.9
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2020	72.4	$330.7	$2,192.8	$(466.4)	$(600.6)	1,528.9	$2.2	$1,531.1
Net income	—	—	435.4	—	—	435.4	—	435.4
Cash dividends ($1.72 per share)	—	—	(100.9)	—	—	(100.9)	—	(100.9)
Reacquisition on open market of 943,048 shares	—	—	—	—	(96.3)	(96.3)	—	(96.3)
Exercise of stock options, net of shares reacquired of 553,655	—	—	—	—	16.5	16.5	—	16.5
Stock-based compensation	—	24.9	—	—	—	24.9	—	24.9
Impact from settlement of share-based awards, net of shares acquired	—	8.3	—	—	(10.7)	(2.4)	—	(2.4)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	96.0	—	96.0	—	96.0
Currency translation adjustment	—	—	—	(69.8)	—	(69.8)	0.6	(69.2)
BALANCE DECEMBER 31, 2021	72.4	$363.9	$2,527.3	$(440.2)	$(691.1)	$1,832.3	$2.8	$1,835.1
Net income	—	—	401.1	—	—	401.1	—	401.1
Cash dividends ($1.88 per share)	—	—	(105.6)	—	—	(105.6)	—	(105.6)
Reacquisition on open market of 1,959,069 shares	—	—	—	—	(203.7)	(203.7)	—	(203.7)
Exercise of stock options, net of shares reacquired of 324,465	—	—	—	—	21.9	21.9	—	21.9
Stock-based compensation	—	24.2	—	—	—	24.2	—	24.2
Impact from settlement of share-based awards, net of shares acquired	—	(14.3)	—	—	8.6	(5.7)	—	(5.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	30.0	—	30.0	—	30.0
Currency translation adjustment	—	—	—	(93.1)	—	(93.1)	(0.2)	(93.3)
BALANCE DECEMBER 31, 2022	72.4	$373.8	$2,822.8	$(503.3)	$(864.3)	$1,901.4	$2.6	$1,904.0
Net income	—	—	255.9	—	—	255.9	—	255.9
Cash dividends ($1.01 per share)	—	—	(57.3)	—	—	(57.3)	—	(57.3)
Exercise of stock options	0.2	8.8	—	—	19.8	28.8	—	28.8
Stock-based compensation	—	19.0	—	—	—	19.0	—	19.0
Impact from settlement of share-based awards, net of shares acquired	—	(3.4)	—	—	(3.6)	(7.0)	—	(7.0)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	10.0	—	10.0	—	10.0
Currency translation adjustment	—	—	—	20.8	—	20.8	(0.1)	20.7
Capital effect of spin-off	(15.7)	—	(832.4)	—	848.1	—	—	—
Distribution of Crane NXT, Co. (Note 1)	—	—	(1,228.3)	414.5	—	(813.8)	—	(813.8)
BALANCE DECEMBER 31, 2023	56.9	$398.2	$960.7	$(58.0)	$—	$1,357.8	$2.5	$1,360.3

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Significant Accounting Policies
Nature of Operations
We are a diversified manufacturer of highly engineered industrial products currently comprised of three reporting segments: Aerospace & Electronics, Process Flow Technologies, and Engineered Materials. Our primary end markets include commercial and military aerospace, defense and space, chemical production, pharmaceutical production, water and wastewater, non-residential and municipal construction, energy, along with a wide range of general industrial and certain consumer related end markets. See Note 4, “Segment Information” for the relative size of these segments in relation to the total company (both net sales and total assets).
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

The Company recorded $3.4 million of income within Miscellaneous income, net related to transactions under the transition services and tax matters agreements with Crane NXT, Co. As of December 31, 2023, the Company had a receivable of $2.2 million related to the transition services agreement and tax matters agreement. Additionally, as part of the Separation, to a limited extent, the Company has agreed to indemnify Crane NXT, Co. for uncertain tax benefits, which are attributable to the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
business. As of December 31, 2023, the total liability was $7.0 million and was included in other liabilities on our Consolidated Balance Sheets.

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

As a result of the Separation, the Payment & Merchandising segment qualified as a discontinued operation and accordingly, the assets, liabilities and results of operations of this segment are reported as discontinued operations. See Note 3 for additional information.
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
Significant Accounting Policies
Accounting Principles. Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of Crane Company and our subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. As used in these notes, the terms "we," "us," "our," "Crane" and the "Company" mean Crane Company and our subsidiaries unless the context specifically states or implies otherwise.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We primarily generate revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated on a monthly basis. In 2023, the Company recognized approximately $100.0 million in revenue over time related to contracts in progress as of December 31, 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Based on consideration of all available evidence regarding their utilization, we record net deferred tax assets to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, we establish a valuation allowance for the amount that, in management's judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. The evidence we consider in reaching such conclusions includes, but is not limited to, (1) future reversals of existing taxable temporary differences, (2) future taxable income exclusive of reversing taxable temporary differences, (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, (4) cumulative losses in recent years, (5) a history of tax losses or credit carryforwards expiring unused, (6) a carryback or carryforward period that is so brief it limits realization of tax benefits, and (7) a strong earnings history exclusive of the loss that created the carryforward and support showing that the loss is an aberration rather than a continuing condition.
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

(in millions, except per share data) For the year ended December 31,	2023	2022	2021
Net income from continuing operations attributable to common shareholders	$203.8	$171.6	$197.4
Income from discontinued operations, net of tax (Note 3)	52.1	229.5	238.0
Net income attributable to common shareholders	$255.9	$401.1	$435.4

Average basic shares outstanding	56.7	56.4	58.4
Effect of dilutive share-based awards	0.8	0.8	0.8
Average diluted shares outstanding	57.5	57.2	59.2

Earnings per basic share:
Earnings per basic share from continuing operations	$3.59	$3.04	$3.38
Earnings per basic share from discontinued operations	0.92	4.07	4.08
Earnings per basic share	$4.51	$7.11	$7.46

Earnings per diluted share:
Earnings per diluted share from continuing operations	$3.54	$3.00	$3.34
Earnings per diluted share from discontinued operations	0.91	4.01	4.02
Earnings per diluted share	$4.45	$7.01	$7.36
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During 2023, 2022 and 2021, the number of stock options excluded from the computation was 0.4 million, 0.4 million and 1.2 million, respectively.
Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.
Accounts Receivable, Net. Accounts receivable are carried at net realizable value. The allowance for doubtful accounts was $8.4 million and $8.0 million as of December 31, 2023 and 2022, respectively. The allowance for doubtful accounts activity was not material to our financial results for the years ended December 31, 2023 and 2022. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of our customer base and their dispersion across different businesses. We periodically evaluate the financial strength of our customers and believe that our credit risk exposure is limited.
Inventories, net. Inventories consist of the following:

(in millions) December 31,	2023	2022
Finished goods	$67.0	$57.2
Finished parts and subassemblies	49.9	47.7
Work in process	40.6	27.2
Raw materials	195.6	162.1
Total inventories, net	$353.1	$294.2
Inventories, net include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value. Domestic inventories are stated at either the lower of cost or net realizable value using the last-in, first-out (“LIFO”) method or the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have increased cost of sales by $4.4 million, $6.0 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The portion of inventories costed using the LIFO method was 50.9% and 49.8% of consolidated inventories as of December 31, 2023, and 2022,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $28.4 million and $24.0 million as of December 31, 2023 and 2022, respectively. The reserve for excess and obsolete inventory was $76.6 million and $70.3 million as of December 31, 2023, and 2022, respectively.
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
Property, Plant and Equipment, net. Property, plant and equipment, net consists of the following:

(in millions) December 31,	2023	2022
Land	$47.1	$45.4
Buildings and improvements	175.3	167.2
Machinery and equipment	553.9	516.6
Gross property, plant and equipment	776.3	729.2
Less: accumulated depreciation	505.8	480.9
Property, plant and equipment, net	$270.5	$248.3
Property, plant and equipment is stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and three to 10 years for machinery and equipment. Depreciation expense was $33.0 million, $33.9 million and $31.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Goodwill and Other Intangible Assets. Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no other events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2023, we had four reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 10.0% (a weighted average of 9.9%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. No impairment charges have been required during the years ended December 31, 2023, 2022 or 2021.
Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies (a) (b)	Engineered Materials	Total
Balance as of December 31, 2021	$202.5	$349.4	$171.3	$723.2
Disposal on sale of business	—	(22.3)	—	(22.3)
Currency translation	(0.2)	(9.8)	—	(10.0)
Balance as of December 31, 2022	$202.3	$317.3	$171.3	$690.9
Acquisition	—	49.9	—	49.9
Currency translation	0.1	6.8	—	6.9
Balance as of December 31, 2023	$202.4	$374.0	$171.3	$747.7
(a) For the year ended December 31, 2023, adjustments within the Process Flow Technologies segment of $49.9 million relate to the acquisition of BAUM, see Note 2 for further information.
(b) For the year ended December 31, 2022, adjustments within the Process Flow Technologies segment of $22.3 million relate to the disposition of the Crane Supply business, see Note 1 for further information.
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
As of December 31, 2023, we had $87.9 million of net intangible assets, of which $22.1 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2022, we had $71.7 million of net intangible assets, of which $21.8 million were intangibles with indefinite useful lives, consisting of trade names.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes to intangible assets are as follows:

(in millions) December 31,	2023	2022	2021
Balance at beginning of period, net of accumulated amortization	$71.7	$78.5	$86.9
Additions (a)	21.1	—	—
Amortization expense	(6.3)	(5.7)	(7.4)
Currency translation and other	1.4	(1.1)	(1.0)
Balance at end of period, net of accumulated amortization	$87.9	$71.7	$78.5
(a) For the year ended December 31, 2023, additions of $21.1 million relate to the acquisition of BAUM, see Note 2 for further information.
A summary of intangible assets follows:

(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2023			December 31, 2022
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	18.4	$72.6	$45.4	$27.2	$70.0	$45.1	$24.9
Customer relationships and backlog	13.7	152.9	93.9	59.0	132.6	87.8	44.8
Drawings	40.0	11.1	10.8	0.3	11.1	10.7	0.4
Other	21.1	42.7	41.3	1.4	42.4	40.8	1.6
Total	16.6	$279.3	$191.4	$87.9	$256.1	$184.4	$71.7
Future amortization expense associated with intangibles is expected to be:

Year	(in millions)
2024	$7.7
2025	$6.9
2026	$6.9
2027	$6.1
2028	$5.7
2029 and after	$32.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive (Loss) Income
The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2020	$(397.9)	$(68.5)	$(466.4)
Other comprehensive income (loss) before reclassifications	78.0	(69.8)	8.2
Amounts reclassified from accumulated other comprehensive loss	18.0	—	18.0
Net period other comprehensive income (loss)	96.0	(69.8)	26.2
Balance as of December 31, 2021	(301.9)	(138.3)	(440.2)
Other comprehensive income (loss) before reclassifications	19.5	(93.1)	(73.6)
Amounts reclassified from accumulated other comprehensive loss	10.5	—	10.5
Net period other comprehensive income (loss)	30.0	(93.1)	(63.1)
Balance as of December 31, 2022	(271.9)	(231.4)	(503.3)
Other comprehensive (loss) income before reclassifications	(1.6)	20.8	19.2
Amounts reclassified from accumulated other comprehensive loss	11.6	—	11.6
Net period other comprehensive income	10.0	20.8	30.8
Distribution of Crane NXT, Co.	(8.9)	423.4	414.5
Balance as of December 31, 2023	$(270.8)	$212.8	$(58.0)

(a)	Net of tax benefit of $103.0 million , $106.6 million and $117.9 million for 2023, 2022, and 2021, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on the Consolidated Statements of Operations.

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Loss
December 31,	2023	2022	2021
Amortization of pension items:
Prior service costs(a)	$0.7	$(0.1)	$(0.1)
Net loss(b)	15.5	15.2	23.4
Amortization of postretirement items:
Prior service costs(c)	(0.3)	(1.1)	(1.1)
Net gain(d)	(0.3)	—	—
Total before tax	$15.6	$14.0	$22.2
Tax impact	4.0	3.5	4.2
Total reclassifications for the period	$11.6	$10.5	$18.0

(a) Includes (charges) credits from discontinued operations of $0.0 million, $0.7 million and $0.7 million in 2023, 2022 and 2021, respectively.
(b) Includes net activity from discontinued operations of$0.0 million, $0.6 million and $1.5 million in 2023, 2022 and 2021, respectively.
(c) Includes charges from discontinued operations of $0.3 million, $1.1 million and $1.1 million in 2023, 2022 and 2021, respectively.
(d) Includes net activity from discontinued operations of $0.1 million in 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amended guidance is required to be applied on a retrospective basis to all periods presented. We are currently evaluating this guidance to determine the impact on our disclosures.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in this Update require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). The amendments in this Update are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this Update should be applied on a prospective basis. We are currently evaluating this guidance to determine the impact on our disclosures.
The Company considered the applicability and impact of all other Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on the Company's Consolidated Statement of Operations, Balance Sheets and Cash Flows.
Note 2 – Acquisitions
On October 4, 2023, the Company completed the acquisition of Baum lined piping GmbH (“BAUM”) for $93.5 million on a cash-free and debt-free basis, with $90.5 million paid in 2023 and $3.0 million to be paid in 2024, related to the final working capital adjustment.

BAUM, is a German-based company that designs, manufactures, and distributes lined piping products primarily focused on chemical and industrial end markets. BAUM has been integrated into the Process Flow Technologies segment. The amount allocated to goodwill reflects the expected cost synergies. Goodwill from this acquisition is not deductible for tax purposes.

The allocation of consideration transferred to net assets acquired is as follows:

Net assets acquired (in millions)
Total current assets	$24.7
Property, plant and equipment	18.0
Other assets	9.5
Intangible assets	21.1
Goodwill	49.9
Total assets acquired	$123.2

Total current liabilities	$13.2
Other liabilities	16.5
Total assumed liabilities	$29.7
Net assets acquired	$93.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life
Trade names	$2.1	16.0
Customer relationships	17.9	12.0
Backlog	1.1	1.0
Total acquired intangible assets	$21.1
The fair values of the trade name intangible assets were determined by using an income approach, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of BAUM’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to our ownership. The trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 16 years.
The fair values of the customer relationships and backlog intangible assets were determined by using an income approach which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship asset is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 12 years.
Supplemental Pro Forma Data
BAUM’s results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on October 4, 2023. Consolidated pro forma revenue and net income attributable to common shareholders have not been presented since the impact is not material to our financial results for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 - Discontinued Operations
As discussed in Note 1, Crane Company has reflected the historical consolidated financial statements of Crane Holdings, Co. with the Payment & Merchandising Technologies segment and other distributed assets and liabilities classified as discontinued operations.
Financial results from discontinued operations:

	For the year ended December 31,
(in millions)	2023	2022	2021
Net sales	$329.1	$1,339.9	$1,345.1
Cost of sales	174.4	713.7	746.2
Selling, general and administrative	80.0	294.6	291.4
Operating profit	74.7	331.6	307.5
Other expense, net	(11.2)	(40.0)	(38.4)
Income from discontinued operations	63.5	291.6	269.1
Income tax provision	11.4	62.1	31.1
Income from discontinued operations, net of tax	$52.1	$229.5	$238.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 – Segment Information
In accordance with ASC Topic 280, “Segment Reporting,” for purposes of segment performance measurement, we do not allocate to the business segments items that are of a non-operating nature, including charges which occur from time to time related to our legacy environmental liabilities, as such liabilities are not related to current business activities; or corporate organizational and functional expenses of a governance nature. “Corporate expenses-before environmental charges” consist of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, deferred tax assets, certain property, plant and equipment, and certain other assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Financial information by reportable segment is set forth below:

(in millions) December 31,	2023	2022	2021
Net Sales:
Aerospace & Electronics	$789.3	$667.3	$638.3
Process Flow Technologies	1,072.8	1,109.4	1,196.6
Engineered Materials	224.3	258.3	228.0
TOTAL NET SALES	$2,086.4	$2,035.0	$2,062.9

Operating profit:
Aerospace & Electronics	$159.0	$120.3	$110.0
Process Flow Technologies	208.5	168.2	182.5
Engineered Materials	33.4	32.6	26.9
Corporate	(117.1)	(283.2)	(97.7)
TOTAL OPERATING PROFIT (a)	$283.8	$37.9	$221.7

Capital expenditures:
Aerospace & Electronics	$9.7	$9.3	$14.1
Process Flow Technologies	29.1	23.9	18.8
Engineered Materials	3.7	3.8	2.2
Corporate	0.2	0.1	0.2
TOTAL CAPITAL EXPENDITURES	$42.7	$37.1	$35.3

Depreciation and amortization:
Aerospace & Electronics	$13.9	$14.1	$14.7
Process Flow Technologies	21.4	19.5	22.0
Engineered Materials	3.9	5.8	1.6
Corporate	0.1	0.1	0.1
TOTAL DEPRECIATION AND AMORTIZATION	$39.3	$39.5	$38.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
For the year ended December 31, 2023, operating profit includes $0.6 million restructuring charges. For the year ended December 31, 2022, operating profit includes a loss on divestiture of asbestos-related assets and liabilities of $162.4 million and net restructuring charges of $4.2 million. For the year ended December 31, 2021, operating profit included a restructuring gain of $13.2 million. See Note 16, “Restructuring Charges” for additional details.

Net sales by geographic region:

(in millions) December 31,	2023	2022	2021
Net sales (a)
United States	$1,260.7	$1,175.5	$1,074.4
Canada	74.3	171.4	286.0
United Kingdom	120.3	105.4	110.0
Continental Europe	329.7	279.7	267.8
Other international	301.4	303.0	324.7
TOTAL NET SALES	$2,086.4	$2,035.0	$2,062.9

(a)	Net sales by geographic region are based on the destination of the sale.
Balance sheet items by reportable segment is set forth below:

(in millions) December 31,	2023	2022
Goodwill:
Aerospace & Electronics	$202.4	$202.3
Process Flow Technologies	374.0	317.3
Engineered Materials	171.3	171.3
TOTAL GOODWILL	$747.7	$690.9

Assets:
Aerospace & Electronics	$744.6	$663.3
Process Flow Technologies	1,164.5	1,064.7
Engineered Materials	191.8	218.6
Corporate	232.7	314.2
Assets Discontinued Operations	—	2,130.8
TOTAL ASSETS	$2,333.6	$4,391.6
Long-lived assets by geographic region:

(in millions) December 31,	2023	2022
Long-lived assets (a)
United States	$174.7	$171.6
Europe	98.1	70.5
Other international	49.6	53.0
Corporate	12.1	11.6
TOTAL LONG-LIVED ASSETS	$334.5	$306.7

(a)	Long-lived assets, net by geographic region are based on the location of the business unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

(in millions) December 31,	2023	2022	2021
Aerospace & Electronics
Commercial Original Equipment	$291.4	$250.5	$229.4
Military Original Equipment	252.4	231.2	239.7
Commercial Aftermarket Products	180.2	129.3	104.5
Military Aftermarket Products	65.3	56.3	64.7
Total Aerospace & Electronics	$789.3	$667.3	$638.3

Process Flow Technologies
Process Valves and Related Products	$811.3	$749.8	$717.1
Commercial Valves	116.4	232.2	374.2
Pumps and Systems	145.1	127.4	105.3
Total Process Flow Technologies	$1,072.8	$1,109.4	$1,196.6

Engineered Materials
FRP- Recreational Vehicles	$73.0	$111.9	$102.5
FRP- Building Products	117.0	112.5	94.9
FRP- Transportation	34.3	33.9	30.6
Total Engineered Materials	$224.3	$258.3	$228.0

Total Net Sales	$2,086.4	$2,035.0	$2,062.9
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of December 31, 2023, backlog was $1,091.2 million. We expect to recognize approximately 85% of our remaining performance obligations as revenue in 2024, an additional 12% by 2025 and the balance thereafter.
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

(in millions) December 31,	2023	2022
Contract assets	$63.5	$56.8
Contract liabilities	$56.2	$49.4
During 2023 we recognized revenue of $33.4 million related to contract liabilities as of December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Research and Development
Research and development costs are expensed when incurred and are included in “Selling, general and administrative” in our Consolidated Statements of Operations.

(in millions) December 31,	2023	2022	2021
Research and Development Costs	$55.9	$49.2	$49.5

Note 7 – Pension and Postretirement Benefits
Pension Plan
In the United States, we sponsor a defined benefit pension plan that covers approximately 18% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans cover approximately 10% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.

In December 2022, we settled the pension plan for the salaried non-bargaining employees of Crane Canada Co. and recognized a loss of $7.0 million, net of tax. In August 2023, the Company received a distribution of $45.3 million after distributions to plan participants.
Postretirement Plans
Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the projected benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$722.1	$1,052.8	$3.2	$4.7
Service cost	3.3	3.4	—	—
Interest cost	35.9	21.5	0.2	0.1
Amendments	1.9	0.7	—	—
Actuarial (gain) loss	28.8	(267.0)	—	(0.9)
Settlements	(0.1)	(7.7)	—	—
Curtailments	—	(1.0)	—	—
Benefits paid	(45.2)	(45.8)	(0.5)	(0.7)
Foreign currency exchange and other	11.6	(34.2)	—	—
Curtailment and settlement loss from discontinued operations	1.9	—	—	—
Administrative expenses paid and other	(0.9)	(0.6)	0.1	—
Benefit obligation at end of year	$759.3	$722.1	$3.0	$3.2
Change in plan assets:
Fair value of plan assets at beginning of year	$634.5	$976.1	$—	$—
Actual return on plan assets	72.8	(211.3)	—	—
Employer contributions	18.1	17.8	0.5	0.7
Settlements	(0.1)	(63.2)	—	—
Benefits paid	(45.2)	(45.8)	(0.5)	(0.7)
Foreign currency exchange and other	12.8	(38.4)	—	—
Administrative expenses paid	(0.5)	(0.7)	—	—
Fair value of plan assets at end of year	$692.4	$634.5	$—	$—
Funded status	$(66.9)	$(87.6)	$(3.0)	$(3.2)

In the U.S., 2023 actuarial losses in the projected benefit obligation were primarily the result of a decrease in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the Non-U.S. countries, 2023 actuarial losses in the projected benefit obligation were primarily the result of decrease in discount rates. Other sources of gains or losses such as plan experience, updated census data, changes to forecast inflation, mortality table updates and minor adjustments to other actuarial assumptions generated combined losses of approximately 1% of expected year end obligations.

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

Amounts recognized on our Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2023	2022	2023	2022
Other assets	$45.5	$41.8	$—	$—
Current liabilities	(1.4)	(1.5)	(0.4)	(0.5)
Accrued pension and postretirement benefits	(111.0)	(127.9)	(2.6)	(2.7)
Funded status	$(66.9)	$(87.6)	$(3.0)	$(3.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2023	2022	2023	2022
Net actuarial loss (gain)	$352.2	$367.0	$(2.6)	$(8.4)
Prior service cost (credit)	6.9	(1.3)	—	(2.0)
Total recognized in accumulated other comprehensive loss	$359.1	$365.7	$(2.6)	$(10.4)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2023	2022	2023	2022	2023	2022
Projected benefit obligation	$512.9	$499.6	$246.4	$222.5	$759.3	$722.1
Accumulated benefit obligation	512.9	499.6	242.6	218.7	755.5	718.3
Fair value of plan assets	437.6	401.6	254.8	232.9	692.4	634.5
Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2023	2022
Projected benefit obligation	$552.7	$533.8
Accumulated benefit obligation	$549.3	$530.3
Fair value of plan assets	$440.3	$404.5

Components of net periodic cost (benefit) are as follows:

	Pension Benefits			Postretirement Benefits
(in millions) For the year ended December 31,	2023	2022	2021	2023	2022	2021
Net Periodic (Benefit) Cost:
Service cost	$3.3	$3.4	$3.4	$—	$—	$—
Interest cost	35.9	21.5	17.7	0.2	0.1	0.1
Expected return on plan assets	(46.1)	(53.5)	(51.8)	—	—	—
Amortization of prior service cost	0.7	0.6	0.6	—	—	—
Amortization of net loss (gain)	15.5	14.6	21.9	(0.2)	—	—
Recognized curtailment (gain) loss	—	(1.0)	1.0	—	—	—
Settlement loss	—	12.1	1.3	—	—	—
Curtailment and settlement loss from discontinued operations	1.9	—	—	—	—	—
Net periodic cost (benefit)	$11.2	$(2.3)	$(5.9)	$—	$0.1	$0.1

The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2023	2022	2021	2023	2022	2021
U.S. Plans:
Discount rate	5.07%	5.43%	2.89%	5.00%	5.40%	2.70%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	4.02%	3.62%	1.47%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	4.29%	4.61%	1.73%	N/A	N/A	N/A
Rate of compensation increase	3.69%	3.72%	3.30%	N/A	N/A	N/A
Interest credit rate	N/A	N/A	N/A	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2023	2022	2021	2023	2022	2021
U.S. Plans:
Discount rate	5.43%	2.89%	2.62%	5.40%	2.70%	2.30%
Expected rate of return on plan assets	8.25%	6.50%	6.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	3.62%	1.47%	0.93%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	4.61%	1.73%	1.17%	N/A	N/A	N/A
Expected rate of return on plan assets	5.91%	4.85%	4.85%	N/A	N/A	N/A
Rate of compensation increase	3.72%	3.30%	3.32%	N/A	N/A	N/A
Interest credit rate	N/A	N/A	N/A	N/A	N/A	N/A

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
In the U.S. plan, the 8.25% expected rate of return on assets assumption for 2023 reflected a long-term target comprised of an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets and 0%-10% cash and cash equivalents. As of December 31, 2023, the actual asset allocation for the U.S. plan was 50.0% equity securities, 37.8% fixed income securities, 10.8% alternative assets and 1.4% cash and cash equivalents. During 2023, the pension committee voted to reduce the funded status risk by increasing the allocation to liability matching fixed income investments.
For the non-U.S. plans, the 5.91% expected rate of return on assets assumption for 2023 reflected a weighted average of the long-term asset allocation targets for our various non-U.S. plans. As of December 31, 2023, the actual weighted average asset allocation for the non-U.S. plans was 18.5% equity securities, 44.2% fixed income securities, 34.0% alternative assets/other and 3.4% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2023	2022
Health care cost trend rate assumed for next year	7.25%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2033
Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.

Plan Assets
Our pension plan target allocations and weighted-average asset allocations by asset category are as follows:

	Target Allocation	Actual Allocation
Asset Category December 31,		2023	2022
Equity securities	15%-75%	38%	47%
Fixed income securities	15%-75%	40%	27%
Alternative assets/Other	0%-45%	20%	22%
Cash and money market	0%-10%	2%	4%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The fair value of our pension plan assets as of December 31, 2023, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$14.6	$—	$—	$—	$14.6
Common Stocks
Actively Managed U.S. Equities	35.0	—	—	—	35.0
Commingled and Mutual Funds
U.S. Equity Funds	115.1	—	—	—	115.1
Non-U.S. Equity Funds	68.8	—	—	47.1	115.9
U.S. Fixed Income, Government and Corporate	165.2	—	—	—	165.2
Registered Investment Company	22.8	—	—	—	22.8
Non-U.S. Fixed Income, Government and Corporate	—	—	—	112.7	112.7
Property Funds	24.6	—	—	—	24.6
Alternative Investments
Insurance / Annuity Contract(s)	—	2.0	—	—	2.0
Hedge Funds and LDI	—	—	—	59.2	59.2
International Property Funds	—	—	—	25.3	25.3
Total Fair Value	$446.1	$2.0	$—	$244.3	$692.4

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of our pension plan assets as of December 31, 2022, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$26.8	$—	$—	$—	$26.8
Common Stocks
Actively Managed U.S. Equities	31.8	—	—	—	31.8
Commingled and Mutual Funds
U.S. Equity Funds	152.3	—	—	—	152.3
Non-U.S. Equity Funds	74.3	—	—	37.8	112.1
U.S. Fixed Income, Government and Corporate	88.9	—	—	—	88.9
Registered Investment Company	23.3	—	—	—	23.3
Non-U.S. Fixed Income, Government and Corporate	—	—	—	82.3	82.3
International Balanced Funds	—	—	—	1.8	1.8
Property Funds	21.7	—	—	—	21.7
Alternative Investments
Insurance / Annuity Contract(s)	—	2.6	—	—	2.6
Hedge Funds and LDI	—	—	—	60.1	60.1
International Property Funds	—	—	—	30.8	30.8
Total Fair Value	$419.1	$2.6	$—	$212.8	$634.5

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
Cash Flows
We expect, based on current actuarial calculations, to contribute cash of approximately $17.9 million to our defined benefit pension plans during 2024. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2024	$49.9	$0.4
2025	51.1	0.4
2026	51.3	0.4
2027	52.6	0.4
2028	53.6	0.3
2029 to 2033	253.6	1.1
Total payments	$512.1	$3.0

Defined Contribution Plans
We sponsor savings and investment plans that are available to our eligible employees including employees of our subsidiaries. We made contributions to the plans of $9.2 million, $9.0 million and $8.0 million in 2023, 2022 and 2021, respectively.
In addition to participant deferral contributions and company matching contributions on those deferrals, we provide a 3% non-matching contribution to eligible participants. We made non-matching contributions to these plans of $10.8 million, $10.4 million and $9.7 million in 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Stock-Based Compensation Plans

At December 31, 2023, we had stock-based compensation awards outstanding under the Crane Company 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan was approved by the Board of Directors of the Company (the “Board”) on February 27, 2023, and by Crane Holdings, Co. as the sole shareholder of the Company on February 27, 2023. The 2023 Plan authorized the issuance of up to 9,750,000 shares of stock pursuant to awards under the plan.
In accordance with the Employee Matters Agreement entered into between Crane Holdings, Co. and Crane Company, as further described in Note 1, “Basis of Presentation,” previously outstanding equity compensation awards granted under the historical Crane Holdings, Co. 2018 Amended and Restated Stock Incentive Plans prior to the Separation and held by certain executives and employees of Crane Holdings, Co. were adjusted to reflect the impact of the Separation on these awards.
To preserve the aggregate intrinsic value of these equity compensation awards, as measured immediately before and immediately after the Separation, each Crane Holdings, Co. equity-based compensation award was adjusted using either the shareholder method or the replacement method.
Any stock-based compensation award held by an Executive Officer or Non-Employee Director was adjusted using the shareholder method, in which each Crane Holdings, Co. equity compensation award outstanding prior to the Separation was adjusted into a Crane NXT, Co. Equity Compensation Award under one of the continuing Crane Holdings, Co. Stock Incentive Plans and a Crane Company equity compensation award under the Crane Company 2023 Stock Incentive Plan. All other stock based compensation awards were adjusted using the replacement method in which each Crane Holdings, Co. equity compensation award outstanding prior to the Separation was adjusted into either a Crane NXT, Co. equity compensation award under one of the continuing Crane Holdings, Co. Stock Incentive Plans or a Crane Company Equity Compensation Award under the Crane Company 2023 Stock Incentive Plan, based on whether the award holder is employed by Crane NXT, Co. or Crane Company immediately after the Separation.
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
We determine the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made during the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Dividend yield	1.57%	2.05%	3.06%
Volatility	32.33%	33.96%	36.28%
Risk-free interest rate	3.67%	1.92%	0.50%
Expected lives in years	7.7	7.2	5.2
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Activity in our stock option plans for the year ended December 31, 2023, were as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding as of January 1, 2023	1,692	$77.19
Granted	158	119.71
Exercised	(337)	72.69
Canceled	(22)	69.02
Outstanding on Distribution Date before Equitable Adjustment	1,491	$82.84
Outstanding on Distribution Date after Equitable Adjustment	1,580	$59.90
Exercised	(201)	53.93
Canceled	(4)	41.32
Options outstanding as of December 31, 2023	1,375	$55.97	5.5
Options exercisable as of December 31, 2023	1,026	$52.21	4.7

Included in our share-based compensation was expense recognized for our stock option awards of $4.5 million, $5.1 million and $6.2 million in 2023, 2022 and 2021, respectively. These amounts include expense related to discontinued operations of $0.2 million, $0.5 million and $0.5 million in 2023, 2022 and 2021, respectively.

The weighted-average fair value of options granted during 2023, 2022 and 2021 was $42.47, $32.51 and $20.82, respectively. The total fair value of shares vested during 2023, 2022 and 2021 was $5.7 million, $5.6 million and $6.3 million, respectively.
The total intrinsic value of options exercised during 2023, 2022 and 2021 was $24.3 million, $11.8 million and $36.4 million, respectively. The aggregate intrinsic value of exercisable options was $67.7 million, $26.5 million and $33.9 million as of December 31, 2023, 2022 and 2021, respectively.

The total proceeds received from these option exercises during 2023, 2022 and 2021 were $30.3 million, $22.8 million and $26.4 million, respectively. The tax benefit realized for the tax deductions from these option exercises was $5.0 million, $1.8 million and $5.5 million as of December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, there was $3.2 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.28 years.

Restricted Share Units and Performance-Based Restricted Share Units
Restricted share units vest at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant and are subject to forfeiture restrictions which lapse over time. The vesting of performance-based restricted share units is determined in three years based on relative total shareholder return for Crane Company compared to the S&P Midcap 400 Capital Goods Group, with payout potential ranging from 0% to 200% but capped at 100% if our three-year total shareholder return is negative.
Included in our share-based compensation was expense recognized for our restricted share unit and performance-based restricted share unit awards of $14.5 million, $19.1 million and $18.7 million in 2023, 2022 and 2021, respectively. These amounts include expense related to discontinued operations of $0.6 million, $2.4 million and $2.7 million in 2023, 2022 and 2021, respectively.
The tax benefit (detriment) for the vesting of the restricted share units was $2.0 million, $1.2 million and $(0.1) million as of December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, there was $18.3 million of total future compensation cost related to restricted share unit and performance-based restricted share unit awards, to be recognized over a weighted-average period of 1.66 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in our restricted share units for the year ended December 31, 2023, were as follows:

Restricted Share Unit Activity	Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted share units as of January 1, 2023	529	$92.96
Restricted share units granted	145	119.32
Restricted share units vested	(129)	86.21
Restricted share units forfeited	(7)	93.14
Performance-based restricted share units granted	54	141.55
Performance-based restricted share units forfeited	(2)	97.31
Outstanding on Distribution Date before Equitable Adjustment	590	$104.77
Outstanding on Distribution Date after Equitable Adjustment	572	$66.79
Restricted share units granted	21	74.66
Restricted share units vested	(22)	73.96
Restricted share units forfeited	(8)	71.29
Performance-based restricted share units granted	4	57.13
Performance-based restricted share units vested	(111)	48.38
Restricted share units as of December 31, 2023	456	$71.14

Liability Performance-Based Restricted Share Units

As a result of Separation, certain executives hold performance-based restricted share units (“PRSUs”) that have undergone an equity-to-liability modification and are denominated in Crane NXT, Co. stock. As the PRSUs vest based on the performance of Crane NXT, Co.’s stock, the PRSUs are classified as a liability. The fair value of the PRSU liability was estimated based on a Monte Carlo simulation, which models multiple stock price paths of Crane NXT, Co.’s stock and that of its peer group to evaluate and determine its ultimate expected relative TSR. The awards are fair valued throughout the vesting period via the Monte Carlo simulation.

During the year ended December 31, 2023, the Company recognized $7.9 million in share-based compensation expense related to the liability PRSUs. As of December 31, 2023, the total liability related to these awards was $10.0 million and was included in other liabilities on our Consolidated Balance Sheets.
Note 9 - Leases
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
In the first quarter of 2023, we entered a five-year lease for a used airplane which includes a maximum residual value guarantee of $5.1 million in the event the aircraft is sold for less than the purchase price option of $10.6 million. We do not believe it is probable that any amount will be owed under this guarantee. Therefore, no amount related to the residual value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
guarantee is included in the lease payments used to measure the right-of-use asset and lease liability. We have not entered any other leases where a residual value guarantee is provided to the lessor.
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

Our Consolidated Balance Sheet includes the following related to leases:

(in millions) December 31,	Classification	2023	2022
Assets
Operating right-of-use assets	Other assets	$64.0	$58.4
Liabilities
Current lease liabilities	Accrued liabilities	$10.8	$11.6
Long-term lease liabilities	Other liabilities	56.3	49.7
Total lease liabilities		$67.1	$61.3
The components of lease cost were as follows:

(in millions) December 31,	2023	2022	2021
Operating lease cost	$16.9	$18.1	$19.7
Variable lease cost	5.2	4.6	4.6
Total lease cost	$22.1	$22.7	$24.3
The weighted average remaining lease terms and discount rates for our operating leases were as follows:

December 31,	2023	2022
Weighted-average remaining lease term - operating leases	7.6	7.7
Weighted-average discount rate - operating leases	4.2%	3.4%
Supplemental cash flow information related to our operating leases were as follows:

(in millions) December 31,	2023	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities - operating cash flows	$14.5	$14.2	$17.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$16.7	$16.2	$15.6
Future minimum operating lease payments are as follows:

(in millions)	December 31, 2023
2024	$14.9
2025	13.3
2026	11.3
2027	10.3
2028	7.4
Thereafter	24.0
Total future minimum operating lease payments	$81.2
Imputed interest	14.1
Present value of lease liabilities reported	$67.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Income Taxes
Provision for Income Taxes
Our income before taxes is as follows:

(in millions) For year ended December 31,	2023	2022	2021
U.S. operations	$155.4	$(82.2)	$201.1
Non-U.S. operations	111.6	353.6	32.6
Total	$267.0	$271.4	$233.7
Our provision (benefit) for income taxes consists of:

(in millions) For the year ended December 31,	2023	2022	2021
Current:
U.S. federal tax	$43.0	$23.0	$20.1
U.S. state and local tax	5.6	1.1	(0.3)
Non-U.S. tax	36.1	74.9	21.5
Total current	84.7	99.0	41.2
Deferred:
U.S. federal tax	(15.2)	22.7	(4.9)
U.S. state and local tax	(2.1)	(10.3)	(2.1)
Non-U.S. tax	(4.2)	(11.6)	2.1
Total deferred	(21.5)	0.8	(4.9)
Total provision for income taxes *	$63.2	$99.8	$36.3
* Included in the above amounts are excess tax benefits from share-based compensation of $6.0 million, $1.5 million and $3.7 million in 2023, 2022 and 2021, respectively, which were reflected as reductions in our provision for income taxes in 2023, 2022 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is as follows:

For the year ended December 31,	2023	2022	2021
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (reduction) from:
Income taxed at non-U.S. rates	3.1%	(3.6)%	6.1%
Non-U.S. income inclusion, net of tax credits	(1.4)%	0.1%	0.6%
State and local taxes, net of federal benefit	1.1%	(2.5)%	(1.2)%
U.S. research and development tax credit	(0.7)%	(0.7)%	(0.7)%
U.S. deduction for foreign - derived intangible income	(1.6)%	(0.8)%	(1.1)%
Deferred tax asset related to the sale of a subsidiary	—%	7.6%	(8.8)%
Nondeductible loss due to Asbestos Divestiture	—%	14.3%	—%
Other	2.2%	1.3%	(0.3)%
Effective tax rate	23.7%	36.7%	15.6%

As of December 31, 2023, we have made the following determinations with regard to our non-U.S. earnings:

(in millions)	Permanently reinvested	Not permanently reinvested
Amount of earnings	$202.1	$847.4
Associated tax	NA *	$11.1
* Determination of U.S. income taxes and non-U.S. withholding taxes due upon repatriation of this $202.1 million of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions at the time the remittance occurs.
Tax Related to Comprehensive Income
During 2023, 2022 and 2021, tax provision of $3.2 million, $9.1 million and $26.7 million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included in our Consolidated Balance Sheets are as follows:

(in millions) December 31,	2023	2022
Deferred tax assets:
Tax loss and credit carryforwards	$50.9	$51.0
Inventories	23.4	21.6
Capitalized Research and Development	22.8	10.2
Pension and Post Retirement Benefits	11.2	6.1
Accrued Bonuses and Stock Based Compensation	6.6	8.3
Other	13.7	13.5
Total	$128.6	$110.7
Less: valuation allowance	51.8	52.7
Total deferred tax assets, net of valuation allowance	$76.8	$58.0
Deferred tax liabilities:
Basis difference in fixed assets	$(23.8)	$(18.6)
Basis difference in intangible assets	(76.3)	(76.5)
Deferred Tax on Non-U.S. unremitted Earnings	(11.1)	(15.1)
Total deferred tax liabilities	$(111.2)	$(110.2)
Net deferred tax asset (liability)	$(34.4)	$(52.2)
Balance sheet classification:
Long-term deferred tax assets	2.7	3.1
Long-term deferred tax liability	(37.1)	(55.3)
Net deferred tax asset (liability)	$(34.4)	$(52.2)
As of December 31, 2023, we had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in millions) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non- U.S. Tax Losses	Total
2024-2028	$—	$—	$1.2	$56.8	$0.3
After 2028	1.0	—	0.6	155.8	0.7
Indefinite	—	—	21.3	58.3	79.0
Total tax carryforwards	$1.0	$—	$23.1	$270.9	$80.0
Deferred tax asset on tax carryforwards	$1.0	$—	$18.3	$10.5	$21.1	$50.9
Valuation allowance on tax carryforwards	(1.0)	—	(18.1)	(10.5)	(21.1)	(50.7)
Net deferred tax asset on tax carryforwards	$—	$—	$0.2	$—	$—	$0.2
As of December 31, 2023, and 2022, we determined that it was more likely than not that $50.7 million and $50.6 million, respectively, of our deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, we recorded a valuation allowance against these deferred tax assets. We also determined that it is more likely than not that a portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will not be realized. Accordingly, as of December 31, 2023, and 2022, a valuation allowance of $1.1 million and $2.1 million, respectively, was established against these U.S. state and non-U.S. deferred tax assets. Our total valuation allowance as of December 31, 2023, and 2022 was $51.8 million and $52.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2023	2022	2021
Balance of liability as of January 1,	$6.9	$7.0	$7.9
Increase as a result of tax positions taken during a prior year	0.2	—	0.1
Decrease as a result of tax positions taken during a prior year	(0.1)	(0.4)	(0.1)
Increase as a result of tax positions taken during the current year	1.7	0.9	—
Decrease as a result of settlements with taxing authorities	—	—	—
Reduction as a result of a lapse of the statute of limitations	(0.8)	(0.6)	(0.9)
Balance of liability as of December 31,	$7.9	$6.9	$7.0
As of December 31, 2023, 2022 and 2021, the amount of our unrecognized tax benefits that, if recognized, would affect our effective tax rate was $9.3 million, $8.2 million and $8.3 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes and (3) unrecognized tax benefits whose reversals would be recorded to goodwill.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. During the years ended December 31, 2023, 2022 and 2021, we recognized interest and penalty (income)/ expense of $0.3 million, $(0.1) million and $(2.6) million, respectively, in our Consolidated Statements of Operations. As of December 31, 2023 and 2022, we had accrued $2.2 million and $1.9 million, respectively, of interest and penalties related to unrecognized tax benefits on our Consolidated Balance Sheets.

During the next twelve months, it is reasonably possible that our unrecognized tax benefits could change by $0.3 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
Our income tax returns are generally subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. Prior to the separation, Crane Company was included in Crane NXT Co.’s consolidated federal income tax group and consolidated tax return. However, as a result of the separation, as described above in Note 1, Crane Company became an independent public company required to file its own corporate income tax returns. Subject to certain limitations and conditions, we have agreed to indemnify Crane NXT Co., for certain pre-separation tax liabilities. For these reasons, and with few exceptions, the years for which we filed returns that are open to examination are as follows:

Jurisdiction	Year

U.S. state and local	2017 - 2022
Non-U.S.	2017 - 2022
Currently, we and our subsidiaries are under examination in various jurisdictions, including Germany (2016 through 2019), Canada (2013 through 2018) and Luxembourg (2017 through 2018).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Accrued Liabilities
Accrued liabilities consist of:

(in millions) December 31,	2023	2022
Employee related expenses	$115.3	$100.8
Warranty	4.1	3.0
Current lease liabilities	10.8	11.6
Contract liabilities	56.2	49.4
Other	87.3	95.7
Total	$273.7	$260.5

Note 12 – Other Liabilities
A summary of the other liabilities is as follows:

(in millions) December 31,	2023	2022
Environmental	$12.9	$17.6
Long-term lease liabilities	56.3	49.7
Other	36.4	17.9
Total	$105.6	$85.2

Note 13 - Commitments and Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2023 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.
On August 12, 2022, Crane Holdings, Co., Crane Company, a then wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (f/k/a Crane Co., (“Redco”) a then wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include obligations of Crane Company to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. On April 3, 2023, Crane Holdings, Co. completed the Separation, pursuant to which, among other things, all outstanding shares of Crane Company were distributed to Crane Holdings, Co.’s stockholders. Upon completion of the Separation, pursuant to the terms of the Redco Purchase Agreement, Crane Holdings, Co. was released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and, following completion of the Separation, Crane Company will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and to further transfer this environmental liability to Crane Company upon effectiveness of the Separation. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company has agreed to indemnify Redco and Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below in this Note 13 to “we”, and “us” refer to Crane Company in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to the Redco Buyer on the Crab Orchard Site.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The total estimated gross liability was $20.7 million and $24.8 million as of December 31, 2023 and 2022, respectively, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million and $7.7 million as of December 31, 2023 and 2022, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2023 and 2022, we recorded a receivable of $3.8 million and $4.8 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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

GD-OTS asked Crane Co. (n/k/a Redco) to participate in a voluntary, multi-party mediation exercise with respect to response costs that GD-OTS has incurred or will incur in performing its obligations under the AOC, and Crane Co. (n/k/a Redco), the U.S. Government, and other PRPs entered into a non-binding mediation agreement in 2015 (we have since stepped into Redco’s position as a participant in the mediation). The first phase of the mediation, involving certain former munitions or ordnance storage areas, began in November 2017, but did not result in a multi-party settlement agreement. Subsequently, Redco entered discussions directly with GD-OTS and reached an agreement, as of July 13, 2021, to contribute toward GD-OTS’s past RI-FS costs associated with the first-phase areas for an immaterial amount. We, as indemnitor, have also agreed to pay a modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that has proven to be and we expect to continue to be, in the aggregate, an immaterial amount. We understand that GD-OTS has also reached agreements with the U.S. Government and other participating PRPs related to the first-phase areas of concern.

Negotiations between GD-OTS, the U.S. Government and remaining participants are underway with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, RI/FS costs associated with the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities. The participants have reached agreement in principle on a framework for resolving the U.S. Government’s share of RI/FS costs, subject to consummation of a mutually-agreeable consent decree. Further, we have reached a preliminary agreement in principle with GD-OTS on our contribution to the United States’ claimed past response costs, for an immaterial amount, also conditioned on consummation of the consent decree, and further conditioned on a separate agreement to memorialize the parties’ agreement with respect to the United States’ response costs. At present, we cannot predict whether or when these negotiations will result in definitive agreements. Negotiations remain ongoing between us and GD-OTS regarding a potential resolution of GD-OTS’ claim for costs that it has incurred in performing its obligations under the AOC. We at present cannot predict when any determination of the ultimate allocable share of GD-OTS response costs for which we may be liable is likely to be completed. None of these discussions address responsibility for the performance of, or payment of costs incurred in connection with, any remedial design or remedial action that may be required pursuant to the ROD (when it is ultimately issued). It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing coverage, subject to reservations of rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asbestos Liability
As a result of the Redco Sale, the Company contributed approximately $550 million in cash, and all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets of Redco were removed from the Company’s Consolidated Balance Sheets effective August 12, 2022, and the Company no longer has any obligation with respect to pending and future asbestos claims.
The gross settlement and defense costs incurred for the periods presented was as follows:

(in millions)
For the year ended December 31,	2022	2021
Settlement / indemnity costs incurred	$29.4	$40.6
Defense costs incurred	6.4	14.6
Total costs incurred	$35.8	$55.2
The total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the periods presented was as follows:

(in millions)
For the year ended December 31,	2022	2021
Settlement / indemnity payments	$33.8	$42.6
Defense payments	6.1	15.4
Insurance receipts	(10.6)	(13.1)
Pre-tax cash payments, net	$29.3	$44.9

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, including government contracting violations, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of December 31, 2023, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.
Note 14 – Financing
Our debt as of December 31, 2023 and 2022 consisted of the following:

(in millions) December 31,	2023	2022
364-Day Credit Agreement	$—	$399.6
Total short-term borrowings	$—	$399.6

Term Facility[a]	$248.5	$—
Total long-term debt	$248.5	$—
(a) Debt issuance costs totaled $0.8 million and $0.4 million as of December 31, 2023 and 2022, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

Credit Facilities – On March 17, 2023, the Company entered into a senior secured credit agreement (the “Credit Agreement”), which provided for (i) a $500 million, 5-year revolving credit facility (the “Revolving Facility”) and (ii) a $300 million, 3-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation. On April 3, 2023, the Company borrowed the full amount of the Term Facility. The Company made principal prepayments of $50.6 million on the Term Facility during the year ended December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company was in compliance with all such covenants as of December 31, 2023.
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
Other - As of December 31, 2023 and 2022, the Company had open standby letters of credit of $24.4 million and $9.9 million, respectively. The standby letters of credit were issued pursuant to Letter of Credit Reimbursement Agreements.
As of December 31, 2023, our total debt to total capitalization ratio was 15.4%, computed as follows:

(in millions)
Total debt	$248.5
Equity	1,360.3
Capitalization	$1,608.8
Total indebtedness to capitalization	15.4%

Note 15 - Fair Value Measurements
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $11.3 million and $4.1 million as of December 31, 2023 and 2022, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Consolidated Balance Sheets and were $0.1 million and $0.1 million as of December 31, 2023 and 2022, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Consolidated Balance Sheets and was $0.1 million as of December 31, 2023. The Company had no such derivative liability as of December 31,2022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 – Restructuring
Overview
2022 Repositioning - In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions of approximately 160 employees, or about 2% of our global workforce. We expect to complete the program in the first quarter of 2024. We recorded a charge of $8.2 million for the year ended December 31, 2022.
2019 Repositioning - In the fourth quarter of 2019, we initiated actions to consolidate two manufacturing operations in Europe within our Process Flow Technologies segment. In 2020, we recorded additional severance costs related to the final negotiation with the works council/union at both locations. These actions, taken together, included workforce reductions of approximately 180 employees, or about 2% of our global workforce. We expect to complete the program in the first quarter of 2024. We recorded a restructuring gain of $4.0 million for the year ended December 31, 2022 and a charge of $0.1 million for the year ended December 31, 2021.
Restructuring Charges (Gains), Net
We recorded restructuring charges (gains) which are reflected in the Consolidated Statements of Operations, as follows:

(in millions) For the year ended December 31,	2023	2022	2021
Aerospace & Electronics	$—	$1.5	$—
Process Flow Technologies	0.9	2.3	(13.2)
Engineering Materials	(0.3)	0.4	—
Total restructuring charges (gains), net	$0.6	$4.2	$(13.2)

The following table summarizes our restructuring charges (gains) by program, cost type and segment for the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023			December 31, 2022					December 31, 2021
(in millions)	Severance	Other	Total	Severance		Other		Total	Severance		Other		Total
Aerospace & Electronics	$—	$—	$—	$1.5		$—		$1.5	$—		$—		$—
Process Flow Technologies	(0.1)	1.0	0.9	6.3		—		6.3	—		—		—
Engineered Materials	(0.3)	—	(0.3)	0.4		—		0.4	—		—		—
2022 Repositioning	(0.4)	1.0	0.6	8.2		—		8.2	—		—		—

Process Flow Technologies	$—	$—	$—	$—		$—		$—	$(0.1)	(a)	$—		$(0.1)
2020 Repositioning(c)	—	—	—	—		—		—	(0.1)		—		(0.1)

Process Flow Technologies	$—	$—	$—	$(1.2)	(a)	$(2.8)	(b)	$(4.0)	$0.1		$—		$0.1
2019 Repositioning	—	—	—	(1.2)		(2.8)		(4.0)	0.1		—		0.1

Process Flow Technologies	$—	$—	$—	$—		$—		$—	$(0.4)	(a)	$(12.8)	(b)	$(13.2)
2017 Repositioning(c)	—	—	—	—		—		—	(0.4)		(12.8)		(13.2)

Total	$(0.4)	$1.0	$0.6	$7.0		$(2.8)		$4.2	$(0.4)		$(12.8)		$(13.2)

(a)	Reflects changes in estimates for increases and decreases in costs related to our restructuring programs.
(b)	Reflects a pre-tax gain related to the sale of real estate.
(c)	2020 and 2017 programs are completed and we do not expect to incur additional restructuring charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the cumulative restructuring costs, net incurred through December 31, 2023. We do not expect to incur additional facility consolidation costs to complete these actions as of December 31, 2023.

	Cumulative Restructuring Costs
(in millions)	Severance	Other	Total
Aerospace & Electronics	$1.5	$—	$1.5
Process Flow Technologies	6.2	1.0	7.2
Engineered Materials	0.1	—	0.1
2022 Repositioning	$7.8	$1.0	$8.8

Process Flow Technologies	$14.9	$(2.8)	$12.1
2019 Repositioning	$14.9	$(2.8)	$12.1

Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2022 Repositioning	2019 Repositioning	Total
Severance:
Balance as of December 31, 2022 (b)	$8.2	$2.4	$10.6
Charges (Gain) (a)	0.6	—	0.6
Utilization	(4.3)	(2.2)	(6.5)
Balance as of December 31, 2023 (b)	$4.5	$0.2	$4.7

(a)	Included within “Restructuring charges (gains), net” in the Consolidated Statements of Operations.
(b)	Included within Accrued Liabilities in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 – Subsequent Events
On January 2, 2024, the Company completed the acquisition of Vian Enterprises, Inc. (“Vian”) for $103 million on a cash-free and debt-free basis, subject to a net working capital adjustment and potential additional payments of up to $7.5 million depending on the resolution of outstanding contingencies. The company borrowed $100 million under its existing revolving credit facility to fund the acquisition. Vian is a global designer and manufacturer of multi-stage lubrication pumps and lubrication system components technology for critical aerospace and defense applications with sole-sourced and proprietary content on the highest volume commercial and military aircraft platforms. Vian will be included in the Aerospace & Electronics segment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this annual report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and the information is accumulated and communicated to the Company’s Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that these controls are effective as of the end of the year covered by this annual report.
Change in Internal Controls over Financial Reporting. During the fourth quarter ended December 31, 2023, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2023. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Crane Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crane Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2024

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2024 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 7, 2024 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2024 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 7, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2024 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 7, 2024.

As of December 31, 2023:	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
Crane Company 2023 Stock Plan	2,188,718	[a]	$55.97	7,336,181
Equity compensation plans not approved by security holders	—		$—	—
Total	2,188,718		$55.97	7,336,181
a Includes 325,702 restricted share units (“RSUs”), 135,886 deferred stock units (“DSUs”) and 352,068 performance-based restricted share units (“PRSUs”), assuming the maximum potential payout percentage. Actual numbers of shares may vary, depending on actual performance. If the PRSUs included in this total vest at the target performance level as opposed to the maximum level, the aggregate awards outstanding would be 2,012,684. Column (b) does not take RSUs, PRSUs or DSUs into account because they do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2024 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 7, 2024.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2024 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 7, 2024.

Item 15. Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements:
(b) Exhibits

Exhibit No.	Description
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).
Exhibit 97	Crane Company Incentive Compensation Clawback Policy (as adopted July 24, 2023).
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Exhibits to Form 10-K — Documents incorporated by reference:

(2)	Plan of Acquisition, Reorganization, Liquidation, or Succession
2.1

Separation and Distribution Agreement, dated as of April 3, 2023, by and between Crane Holdings, Co. and Crane Company (incorporated by reference to Exhibit 2.1 to Crane Company’s Current Report on Form 8-K filed on April 3, 2023).

2.2
Stock Purchase Agreement, dated as of August 12, 2022, by and among Crane Holdings, Co., Crane Company, Redco Corporation and Spruce Lake Liability Management Holdco LLC (incorporated by reference to Exhibit 2.1 to Crane Holdings, Co.'s Current Report on Form 8-K filed on August 15, 2022).

(3)	Certificate of Incorporation and Bylaws:
3.1

Amended and Restated Certificate of Incorporation of Crane Company, dated as of March 28, 2023 (incorporated by reference to Exhibit 3.1 to Crane Company’s Current Report on Form 8-K filed on April 3, 2023).

3.2	Amended and Restated By-laws of Crane Company, dated as of March 28, 2023 (incorporated by reference to Exhibit 3.2 to Crane Company’s Current Report on Form 8-K filed on April 3, 2023).
(4)	Instruments Defining the Rights of Security Holders:
4.1
Description of Crane Company’s capital stock registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Crane Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022).

(10)	Material Contracts
10.1

Credit Agreement, dated as of March 17, 2023, by and among Crane Company, as borrower, CR Holdings, C.V., as a subsidiary borrower, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to Crane Company’s Current Report on Form 8-K filed on March 20, 2023).

10.2

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

10.7
Form of Employment/Severance Agreement between Crane Company and its executive officers, which provides for the continuation of certain employee benefits upon a change in control (incorporated by reference to Exhibit 10.5 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

10.8
Form of Indemnification Agreement between Crane Company and each of its director and executive officers (incorporated by reference to Exhibit 10.6 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

10.9
Time-sharing Agreement dated January 31, 2014 between Crane Company and Max H. Mitchell (incorporated by reference to Exhibit 10.10 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

10.10
Amendment, dated August 31, 2017, to Time Sharing Agreement with M. Mitchell (incorporated by reference to Exhibit 10.11 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

10.11
Time-sharing Agreement, dated April 27, 2020 between Crane Company and James L.L. Tullis (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Crane Company’s Registration Statement on Form 10 filed on January 24, 2023).

10.12	Offer Letter between Crane Company and Marijane Papanikolaou (incorporated by reference to Exhibit 10.3 to Crane Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2023).
(iii)	Management Contracts or Compensatory Plans, Contracts or Arrangements
(a)	Crane Company Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Crane Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2023).
(b)	Crane Company 2023 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Crane Company’s Current Report on Form 8-K filed on February 27, 2023).
(c)	Crane Company 2023 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to Crane Company’s Registration Statement on Form S-8, filed on April 3, 2023).
(d)	The Crane Co. Benefit Equalization Plan, effective February 25, 2008 (incorporated by reference to Exhibit 10.8 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).
(e)
The Crane Co. Benefit Equalization Plan as amended effective January 1, 2013 (incorporated by reference to Exhibit 10.9 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

Item 16. Form 10-K Summary
Not applicable.

Part IV
Signatures
Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE COMPANY (Registrant)

By /s/ MAX H. MITCHELL
Max H. Mitchell President and Chief Executive Officer Date 2/26/2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

/s/ MAX H. MITCHELL	/s/ RICHARD A. MAUE	/s/ MARIJANE PAPANIKOLAOU
Max H. Mitchell President, Chief Executive Officer and Director	Richard A. Maue Executive Vice President Chief Financial Officer (Principal Financial Officer)	Marijane Papanikolaou Vice President, Controller Chief Accounting Officer (Principal Accounting Officer)
Date 2/26/2024	Date 2/26/2024	Date 2/26/2024
Directors

/s/ JAMES L.L. TULLIS	/s/ MARTIN R. BENANTE	/s/ SANJAY KAPOOR
James L.L. Tullis	Martin R. Benante	Sanjay Kapoor
Date 2/26/2024	Date 2/26/2024	Date 2/26/2024

/s/ RONALD C. LINDSAY	/s/ ELLEN MCCLAIN	/s/ CHARLES G. MCCLURE, JR.
Ronald C. Lindsay	Ellen McClain	Charles G. McClure, Jr.
Date 2/26/2024	Date 2/26/2024	Date 2/26/2024

/s/ JENNIFER M. POLLINO	/s/ JOHN S. STROUP
Jennifer M. Pollino	John S. Stroup
Date 2/26/2024	Date 2/26/2024