Form 10-Q
period 2024-03-31
Crane Co
filed 2024-05-01
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

(check one):
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2024
Common stock, $1.00 Par Value – 57,157,884 shares

Crane Company

Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions, except per share data)	2024	2023
Net sales	$565.3	$513.8
Operating costs and expenses:
Cost of sales	344.8	306.9
Selling, general and administrative	131.1	129.4
Operating profit	89.4	77.5
Other (expense) income:
Interest income	1.2	0.9
Interest expense	(7.2)	(6.6)
Miscellaneous expense, net	(1.3)	(0.5)
Total other expense, net	(7.3)	(6.2)
Income from continuing operations before income taxes	82.1	71.3
Provision for income taxes	17.3	15.4
Net income from continuing operations attributable to common shareholders	64.8	55.9
Income from discontinued operations, net of tax (Note 3)	—	49.8
Net income attributable to common shareholders	$64.8	$105.7

Earnings per basic share:
Earnings per basic share from continuing operations	$1.14	$0.99
Earnings per basic share from discontinued operations	—	0.88
Earnings per basic share	$1.14	$1.87

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.12	$0.98
Earnings per diluted share from discontinued operations	—	0.86
Earnings per diluted share	$1.12	$1.84

Average shares outstanding:
Basic	57.0	56.5
Diluted	58.1	57.3

Dividends per share	$0.205	$0.47

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net income before allocation to noncontrolling interests	$64.8	$105.7
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(12.4)	12.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.0	2.7
Other comprehensive income, net of tax	(9.4)	15.4
Comprehensive income before allocation to noncontrolling interests	55.4	121.1
Less: Noncontrolling interests in comprehensive income	(0.1)	(0.1)
Comprehensive income attributable to common shareholders	$55.5	$121.2
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$219.4	$329.6
Accounts receivable, net of allowance for doubtful accounts of $8.4 as of March 31, 2024 and December 31, 2023.	356.3	306.4
Inventories, net:
Finished goods	69.2	67.0
Finished parts and subassemblies	48.2	49.9
Work in process	54.0	40.6
Raw materials	212.4	195.6
Inventories, net	383.8	353.1
Other current assets	112.7	101.7
Total current assets	1,072.2	1,090.8
Property, plant and equipment:
Cost	772.6	776.3
Less: accumulated depreciation	498.3	505.8
Property, plant and equipment, net	274.3	270.5
Long-term deferred tax assets	2.5	2.7
Other assets	140.2	134.0
Intangible assets, net	137.6	87.9
Goodwill	791.6	747.7
Total assets	$2,418.4	$2,333.6
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	March 31, 2024	December 31, 2023
Liabilities and equity
Current liabilities:
Short-term borrowings	$110.0	$—
Accounts payable	156.0	179.1
Accrued liabilities	214.4	273.7
U.S. and foreign taxes on income	12.4	14.3
Total current liabilities	492.8	467.1
Long-term debt, net	246.8	248.5
Accrued pension and postretirement benefits	110.7	115.0
Long-term deferred tax liability	48.6	37.1
Other liabilities	112.5	105.6
Total liabilities	1,011.4	973.3
Commitments and contingencies (Note 12)
Equity:
Common shares, par value $1.00; 66,475,307 shares authorized; 57,111,810 and 56,919,443 shares issued and outstanding, respectively	57.1	56.9
Capital surplus	401.0	398.2
Retained earnings	1,013.8	960.7
Accumulated other comprehensive loss	(67.3)	(58.0)
Total shareholders’ equity	1,404.6	1,357.8
Noncontrolling interests	2.4	2.5
Total equity	1,407.0	1,360.3
Total liabilities and equity	$2,418.4	$2,333.6
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating activities:
Net income from continuing operations attributable to common shareholders	$64.8	$55.9
Depreciation and amortization	12.9	9.2
Stock-based compensation expense	6.6	5.6
Defined benefit plans and postretirement cost	0.9	2.9
Deferred income taxes	0.1	1.6
Cash used for operating working capital	(162.4)	(184.6)
Defined benefit plans and postretirement contributions	(0.6)	(0.3)
Environmental payments, net of reimbursements	(1.4)	(1.3)
Other	(0.8)	5.6
Total used for operating activities from continuing operations	(79.9)	(105.4)
Investing activities:
Payment for acquisition - net of cash acquired	(105.6)	—
Capital expenditures	(9.1)	(8.9)
Other investing activities	0.2	0.2
Total used for investing activities from continuing operations	(114.5)	(8.7)
Financing activities:
Dividends paid	(11.7)	(26.6)
Net (payments) proceeds related to employee stock plans	(8.5)	12.9
Debt issuance costs	—	(4.1)
Proceeds from long-term debt	140.0	—
Proceeds from term facility of discontinued operations	—	350.0
Repayments of long-term debt	(31.9)	(400.0)
Total provided by (used for) financing activities from continuing and discontinued operations	87.9	(67.8)
Discontinued Operations:
Total provided by operating activities	—	34.6
Total used for investing activities	—	(4.1)
Increase in cash and cash equivalents from discontinued operations	—	30.5
Effect of exchange rates on cash and cash equivalents	(3.7)	4.0
Decrease in cash and cash equivalents	(110.2)	(147.4)
Cash and cash equivalents at beginning of period (a)	329.6	657.6
Cash and cash equivalents at end of period	219.4	510.2
Less: Cash and cash equivalents of discontinued operations	—	218.0
Cash and cash equivalents of continuing operations at end of period	$219.4	$292.2
(a) 2023 Includes cash and cash equivalents of discontinued operations.
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(46.3)	$(43.4)
Inventories	(19.0)	(38.2)
Other current assets	(11.9)	(12.1)
Accounts payable	(23.5)	(27.8)
Accrued liabilities	(58.9)	(42.3)
U.S. and foreign taxes on income	(2.8)	(20.8)
Total	$(162.4)	$(184.6)

Supplemental disclosure of cash flow information:
Interest paid	$5.8	$7.0
Income taxes paid	$20.0	$33.6
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2023	56.9	$398.2	$960.7	$(58.0)	$1,357.8	$2.5	$1,360.3
Net income	—	—	64.8	—	64.8	—	64.8
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	0.1	2.4	—	—	2.5	—	2.5
Impact from settlement of share-based awards, net of shares acquired	0.1	(11.1)	—	—	(11.0)	—	(11.0)
Impact from settlement of liability PRSUs (Note 1)	—	6.1	—	—	6.1	—	6.1
Stock-based compensation expense	—	5.4	—	—	5.4	—	5.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	(12.3)	(12.3)	(0.1)	(12.4)
BALANCE MARCH 31, 2024	57.1	$401.0	$1,013.8	$(67.3)	$1,404.6	$2.4	$1,407.0

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2022	72.4	$373.8	$2,822.8	$(503.3)	$(864.3)	$1,901.4	$2.6	$1,904.0
Net income	—	—	105.7	—	—	105.7	—	105.7
Cash dividends ($0.47 per share)	—	—	(26.6)	—	—	(26.6)	—	(26.6)
Exercise of stock options, net of shares reacquired of 297,539 shares	—	—	—	—	19.8	19.8	—	19.8
Impact from settlement of share-based awards, net of shares acquired	—	(3.3)	—	—	(3.6)	(6.9)	—	(6.9)
Stock-based compensation expense	—	6.3	—	—	—	6.3	—	6.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	—	2.7	—	2.7
Currency translation adjustment	—	—	—	12.8	—	12.8	(0.1)	12.7
BALANCE MARCH 31, 2023	72.4	$376.8	$2,901.9	$(487.8)	$(848.1)	$2,015.2	$2.5	$2,017.7
See Notes to Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures. Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation.
Separation
On April 3, 2023, Crane Holdings, Co. completed a separation into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (the “Separation”), through a pro-rata distribution (the "Distribution") of all of the outstanding common stock of Crane Company to the stockholders of Crane Holdings, Co., which on April 3, 2023 was renamed “Crane NXT, Co.” Therefore, following the Separation, the historical consolidated financial statements of Crane Company reflect the historical consolidated financial statements of Crane Holdings, Co. with the Payment & Merchandising Technologies segment and other distributed assets and liabilities classified as discontinued operations. See Note 3 for additional information.

In connection with the Separation Crane NXT, Co. and Crane Company entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement and an intellectual property matters agreement. These agreements provide for the allocation between Crane NXT, Co. and Crane Company of assets, employees, liabilities and obligations (including property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the consummation of the Separation and govern certain relationships between Crane NXT, Co. and Crane Company after the Separation.

The Company had a receivable of $0.1 million and $2.2 million related to the transition services agreement and tax matters agreement as of March 31, 2024 and December 31, 2023 respectively. Additionally, as part of the Separation, to a limited extent, the Company has agreed to indemnify Crane NXT, Co. for uncertain tax benefits, which are attributable to the Company’s business. Such total liability amounts are included in other liabilities on our Consolidated Balance Sheets and were $7.0 million as of March 31, 2024 and December 31, 2023.

Liability Performance-Based Restricted Share Units
As a result of the Separation, certain executives hold performance-based restricted share units (“PRSUs”) that have undergone an equity-to-liability modification and are denominated in Crane NXT, Co. stock. As of March 31, 2024 and December 31, 2023, the liability balance was $5.1 million and $10.0 million, respectively.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amended guidance is required to be applied on a retrospective basis to all periods presented. We are currently evaluating this guidance to determine the impact on our disclosures.
In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). The amendments in this ASU are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this Update should be applied on a prospective basis. We are currently evaluating this guidance to determine the impact on our disclosures.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company considered the applicability and impact of all ASUs issued by the FASB and determined them to be either not applicable or are not expected to have a material impact on the Company's Condensed Consolidated Statement of Operations, Balance Sheets and Cash Flows.
Note 2 - Acquisitions
Vian Acquisition
On January 2, 2024, the Company completed the acquisition of Vian Enterprises, Inc. (“Vian”) for $102.5 million on a cash-free and debt-free basis, subject to a net working capital adjustment and potential additional payments of up to $7.5 million depending on the resolution of outstanding contingencies.
Vian is a global designer and manufacturer of multi-stage lubrication pumps and lubrication system components technology for critical aerospace and defense applications with sole-sourced and proprietary content on the commercial and military aircraft platforms. Vian has been integrated into the Aerospace & Electronics segment.
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of Vian. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period as required by ASC 805. We have not yet completed our evaluation and determination of certain assets acquired and liabilities assumed. Any potential adjustments made could be material in relation to the preliminary values presented below:

Net assets acquired (in millions)
Total current assets	$21.0
Property, plant and equipment	6.8
Other assets	7.4
Intangible assets	54.4
Goodwill	48.5
Total assets acquired	$138.1

Total current liabilities	$6.2
Other liabilities	29.4
Total assumed liabilities	$35.6
Net assets acquired	$102.5
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life (in years)
Trademarks/trade names	$2.0	17.0
Customer relationships	44.0	29.0
Manufacturing know-how	3.2	4.0
Backlog	5.2	1.0
Total acquired intangible assets	$54.4
The fair values of the trade name and manufacturing know-how intangible assets were determined by using an income approach, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of Vian’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to our ownership. The trade name and manufacturing know-how are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 17 years and 4 years, respectively.
The fair values of the customer relationships and backlog intangible assets were determined by using an income approach which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship and backlog intangible assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 29 years and 1 year, respectively. The useful life of the customer relationship intangible asset of 29 years is primarily driven by large customer relationships tied to long-duration aircraft platforms.
Supplemental Pro Forma Data
Vian’s results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on January 2, 2024. Consolidated pro forma revenue and net income attributable to common shareholders have not been presented since the impact is not material to our financial results for the period.

BAUM Acquisition
On October 4, 2023, the Company completed the acquisition of Baum lined piping GmbH (“BAUM”) for $93.5 million on a cash-free and debt-free basis. During the first quarter of 2024, the Company paid $3.1 million to the seller related to a final working capital adjustment.

Note 3 - Discontinued Operations
As discussed in Note 1, Crane Company has reflected the historical consolidated financial statements of Crane Holdings, Co. with the Payment & Merchandising Technologies segment classified as discontinued operations.
Financial results from discontinued operations:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net sales	$—	$329.1
Cost of sales	—	174.4
Selling, general and administrative	—	80.0
Operating profit	—	74.7
Other expense, net	—	(12.2)
Net income from discontinued operations before income taxes	—	62.5
Provision for income taxes	—	12.7
Income from discontinued operations, net of tax	$—	$49.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4 - Segment Results
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. As of March 31, 2024, we had three reportable segments: Aerospace & Electronics, Process Flow Technologies, and Engineered Materials. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
A brief description of each of our segments are as follows:
Aerospace & Electronics
The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace, and the military aerospace, defense and space markets. Its brands have decades of proven experience, and in many cases invented the critical technologies in their respective markets. The business designs and delivers systems, reliable components, and flexible power solutions that excel in tough and mission-critical environments. Products and services are organized into integrated solutions: Sensing Components & Systems, Electrical Power Solutions, Fluid Management Solutions, Landing & Control Systems, and Microwave Solutions.
Process Flow Technologies
The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Pumps and Systems and Commercial Valves. Process Valves and Related Products include on/off valves and related products for critical and demanding applications primary focused on chemical, pharmaceutical and general industrial end markets. Commercial Valves includes the manufacturing of valves and related products for the non-residential construction, gas utility and municipal markets. Pumps and Systems include pumps and related products primarily for water and wastewater applications in the industrial, municipal and commercial markets.
Engineered Materials
The Engineered Materials segment manufactures fiberglass-reinforced plastic ("FRP") panels and coils, primarily for use in the manufacturing of recreational vehicles, truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net sales:
Aerospace & Electronics	$225.9	$180.1
Process Flow Technologies	284.3	271.4
Engineered Materials	55.1	62.3
Total	$565.3	$513.8

Operating profit:
Aerospace & Electronics	$48.3	$37.7
Process Flow Technologies	56.9	63.3
Engineered Materials	8.1	11.4
Corporate	(23.9)	(34.9)
Total	$89.4	$77.5
Interest income	1.2	0.9
Interest expense	(7.2)	(6.6)
Miscellaneous expense, net	(1.3)	(0.5)
Income from continuing operations before income taxes	$82.1	$71.3

(in millions)	March 31, 2024	December 31, 2023
Assets:
Aerospace & Electronics	$917.2	$744.6
Process Flow Technologies	1,162.4	1,164.5
Engineered Materials	226.9	191.8
Corporate	111.9	232.7
Total	$2,418.4	$2,333.6

(in millions)	March 31, 2024	December 31, 2023
Goodwill:
Aerospace & Electronics	$250.8	$202.4
Process Flow Technologies	369.5	374.0
Engineered Materials	171.3	171.3
Total	$791.6	$747.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Aerospace & Electronics
Commercial Original Equipment	$85.5	$68.4
Military and Other Original Equipment	71.4	61.9
Commercial Aftermarket Products	50.7	37.9
Military Aftermarket Products	18.3	11.9
Total Aerospace & Electronics	$225.9	$180.1

Process Flow Technologies
Process Valves and Related Products	$214.0	$202.9
Commercial Valves	32.9	30.6
Pumps and Systems	37.4	37.9
Total Process Flow Technologies	$284.3	$271.4

Engineered Materials
FRP - Recreational Vehicles	$19.1	$20.3
FRP - Building Products	28.8	32.3
FRP - Transportation	7.2	9.7
Total Engineered Materials	$55.1	$62.3
Net sales	$565.3	$513.8
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of March 31, 2024, total backlog was $1,197.9 million. We expect to recognize approximately 76% of our remaining performance obligations as revenue in 2024, an additional 20% in 2025 and the balance thereafter.
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

(in millions)	March 31, 2024	December 31, 2023
Contract assets	$73.4	$63.5
Contract liabilities	$52.1	$56.2
We recognized revenue of $13.7 million during the three months ended March 31, 2024, related to contract liabilities as of December 31, 2023.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Earnings Per Share
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

	Three Months Ended
	March 31,
(in millions, except per share data)	2024	2023
Net income from continuing operations attributable to common shareholders	$64.8	$55.9
Income from discontinued operations, net of tax (Note 3)	—	49.8
Net income attributable to common shareholders	$64.8	$105.7

Average basic shares outstanding	57.0	56.5
Effect of dilutive share-based awards	1.1	0.8
Average diluted shares outstanding	58.1	57.3

Earnings per basic share:
Earnings per basic share from continuing operations	$1.14	$0.99
Earnings per basic share from discontinued operations	—	0.88
Earnings per basic share	$1.14	$1.87

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.12	$0.98
Earnings per diluted share from discontinued operations	—	0.86
Earnings per diluted share	$1.12	$1.84

Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive was 0.2 million and 0.4 million for the three months ended March 31, 2024, and 2023, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2023	$(270.8)	$212.8	$(58.0)
Other comprehensive income before reclassifications	—	(12.3)	(12.3)
Amounts reclassified from accumulated other comprehensive loss	3.0	—	3.0
Net period other comprehensive income	3.0	(12.3)	(9.3)
Balance as of March 31, 2024	$(267.8)	$200.5	$(67.3)
(a) Net of tax benefit of $102.2 million and $103.0 million as of March 31, 2024 and December 31, 2023, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023. Amortization of pension and postretirement components has been recorded within “Miscellaneous expense, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in millions)	2024	2023
Amortization of pension items:
Prior service costs	$0.2	$—
Net loss	3.8	3.8
Amortization of postretirement items:
Prior service benefit(a)	—	(0.2)
Net gain(b)	(0.1)	(0.2)
Total before tax	$3.9	$3.4
Tax impact	0.9	0.7
Total reclassifications for the period	$3.0	$2.7
(a) Includes benefit from discontinued operations of $0.2 million in 2023.
(b) Includes net activity from discontinued operations of $0.2 million in 2023.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended March 31, 2024, and 2023 are as follows:

	Pension		Postretirement
(in millions)	2024	2023	2024	2023
Service cost	$0.9	$0.9	$—	$—
Interest cost	8.6	8.9	—	—
Expected return on plan assets	(12.5)	(11.4)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net loss (gain)	3.8	3.8	(0.1)	—
Curtailment and Settlement loss from discontinued operations	—	2.9	—	—
Net periodic loss (benefit)	$1.0	$5.3	$(0.1)	$—

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous expense, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2024	$17.9	$0.4
Amounts contributed during the three months ended March 31, 2024	$0.5	$0.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended March 31,
	2024	2023
Effective Tax Rate	21.0%	21.6%

Our effective tax rate for the three months ended March 31, 2024, is slightly lower than the prior year’s comparable period primarily due to lower non-U.S. taxes and lower statutorily non-deductible costs.

Our effective tax rate for the three months ended March 31, 2024, is equal to the statutory U.S. federal tax rate of 21%. The effective tax rate is the result of permanent increases and decreases that net against each other and offset. These increases and decreases include earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Unrecognized Tax Benefits

During the three months ended March 31, 2024, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.5 million, primarily due to increases in tax positions taken in the current and prior periods. During the three months ended March 31, 2024, the total amount of unrecognized tax benefits that, if recognized, would cause our effective tax rate to increase by $0.7 million. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

During the three months ended March 31, 2024, we recognized $0.2 million of interest and penalty expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of March 31, 2024 and December 31, 2023, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $2.4 million and $2.2 million, respectively.

During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $0.3 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of March 31, 2024, we had four reporting units.
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
Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Engineered Materials	Total
Balance as of December 31, 2023	$202.4	$374.0	$171.3	$747.7
Acquisition(a)	48.5	—	—	48.5
Currency translation	(0.1)	(4.5)	—	(4.6)
Balance as of March 31, 2024	$250.8	$369.5	$171.3	$791.6
(a) For the period ended March 31, 2024, adjustments within the Aerospace & Electronics segment of $48.5 million relate to the acquisition of Vian. See Note 2 for further information.
As of March 31, 2024, we had $137.6 million of net intangible assets, of which $21.9 million were intangibles with indefinite useful lives. As of December 31, 2023, we had $87.9 million of net intangible assets, of which $22.1 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance at beginning of period, net of accumulated amortization	$87.9	$71.7
Additions (a)	54.4	21.1
Amortization expense	(3.9)	(6.3)
Currency translation and other	(0.8)	1.4
Balance at end of period, net of accumulated amortization	$137.6	$87.9
(a) For the period ended March 31, 2024, additions of $54.4 million relate to the acquisition of Vian. See Note 2 for further information.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		March 31, 2024			December 31, 2023
(dollars in millions)	Weighted Average Amortization Period of Definite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	17.2	$77.5	$45.7	$31.8	$72.6	$45.4	$27.2
Customer relationships and backlog	21.9	201.8	97.7	104.1	152.9	93.9	59.0
Drawings	40.0	11.1	10.8	0.3	11.1	10.8	0.3
Other	25.8	42.6	41.2	1.4	42.7	41.3	1.4
Total	22.3	$333.0	$195.4	$137.6	$279.3	$191.4	$87.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2024	$11.4
2025	9.3
2026	9.3
2027	8.5
2028	7.3
2029 and after	69.9
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	March 31, 2024	December 31, 2023
Employee related expenses	$66.0	$115.3
Current lease liabilities	11.9	10.8
Contract liabilities	52.1	56.2
Other	84.4	91.4
Total	$214.4	$273.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Commitments and Contingencies
Environmental Matters
For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of March 31, 2024 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.

On August 12, 2022, Crane Holdings, Co., Crane Company, a then wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (f/k/a Crane Co., (“Redco”) a then wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include obligations of Crane Company to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. On April 3, 2023, Crane Holdings, Co. completed the Separation, pursuant to which, among other things, all outstanding shares of Crane Company were distributed to Crane Holdings, Co.’s stockholders. Upon completion of the Separation, pursuant to the terms of the Redco Purchase Agreement, Crane Holdings, Co. was released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and, following completion of the Separation, Crane Company will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and to further transfer this environmental liability to Crane Company upon effectiveness of the Separation. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company has agreed to indemnify Redco and Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below in this Note 12 to “we”, and “us” refer to Crane Company in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to the Redco Buyer on the Crab Orchard Site.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The remediation of the PGA North Site comprises two main remedial components: a plume management and remediation system (in accordance with the requirements of the 2006 Consent Decree) and source area remediation (to comply with the requirements of the 2014 ROD Amendment). The 2019 conceptual agreement and modified remedial approach focused on enhanced extraction of contaminated groundwater and targeted reinjection of treated groundwater and was designed to accelerate remedial progress at the site. The modified remedial approach required certain capital investments and infrastructure upgrades across the broader plume area, with the final components of this approach commissioned in 2022. In addition, the modified source area treatment remedy was commissioned in late 2023. As part of our approved remedial plans, the Company is required to conduct periodic groundwater monitoring to demonstrate the effectiveness of these system enhancements and provide the EPA with a report evaluating remedial performance, restoration time frames and potential inefficiencies (which may warrant further system upgrade or modifications). The year 2027 was

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
selected as a milestone to enable the collection of 3 to 4 years of post-commissioning data, analysis of data and submission of a performance monitoring report to the EPA with recommendations. This report will document the project restoration time frames for groundwater and outline the future operational scheme, including the key milestones for transitioning from active groundwater treatment to monitoring only. This report will be submitted to the EPA for approval and in combination with regulatory discussions and consultations, will provide clarity on future remedial requirements at the site and associated costs. The total estimated gross liability was $19.4 million and $20.7 million as of March 31, 2024 and December 31, 2023, respectively, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million as of March 31, 2024 and December 31, 2023, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2024 and December 31, 2023, we recorded a receivable of $3.8 million respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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

Marion, IL Site
Crane Co. (n/k/a Redco) has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. Unidynamics Corporation formerly leased portions of the Crab Orchard Site and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study (“RI-FS”) for portions of the Crab Orchard Site, which include areas where Unidynamics maintained operations, pursuant to an Administrative Order on Consent (the “AOC”). A remedial investigation report was approved in February 2015, and work on the feasibility study is underway. It is unclear when the final feasibility study will be completed, or when a final Record of Decision (“ROD”) may be issued. As noted above, we have agreed to indemnify Redco against the Crab Orchard environmental liabilities, and accordingly we act as Redco’s agent with respect to such liabilities.

GD-OTS asked Crane Co. (n/k/a Redco) to participate in a voluntary, multi-party mediation exercise with respect to response costs that GD-OTS has incurred or will incur in performing its obligations under the AOC, and Crane Co. (n/k/a Redco), the U.S. Government, and other PRPs entered into a non-binding mediation agreement in 2015 (we have since stepped into Redco’s position as a participant in the mediation). The first phase of the mediation, involving certain former munitions or ordnance storage areas, began in November 2017, but did not result in a multi-party settlement agreement. Subsequently, Redco entered discussions directly with GD-OTS and reached an agreement, as of July 13, 2021, to contribute toward GD-OTS’s past RI-FS costs associated with the first-phase areas for an immaterial amount. We, as indemnitor, have also agreed to pay a modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that has proven to be and we expect to continue to be, in the aggregate, an immaterial amount. We understand that GD-

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OTS has also reached agreements with the U.S. Government and other participating PRPs related to the first-phase areas of concern.

Negotiations between GD-OTS, the U.S. Government and remaining participants are underway with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, RI/FS costs associated with the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities. The participants have reached agreement in principle on a framework for resolving the U.S. Government’s share of RI/FS costs, subject to consummation of a mutually-agreeable consent decree. Further, we have reached a preliminary agreement in principle with GD-OTS on our contribution to the United States’ claimed past response costs, for an immaterial amount, also conditioned on consummation of the consent decree, and further conditioned on a separate agreement to memorialize the parties’ agreement with respect to the United States’ response costs. At present, we cannot predict whether or when these negotiations will result in definitive agreements. Negotiations remain ongoing between us and GD-OTS regarding a potential resolution of GD-OTS’ claim for costs that it has incurred and expects to incur in performing its obligations under the AOC. We at present cannot predict when any determination of the ultimate allocable share of GD-OTS response costs for which we may be liable is likely to be completed. None of these discussions address responsibility for the performance of, or payment of costs incurred in connection with, any remedial design or remedial action that may be required pursuant to the ROD (when it is ultimately issued). It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing coverage, subject to reservations of rights.
Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, including government contracting violations, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of March 31, 2024, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Financing
Our debt consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Revolving facility	$110.0	$—
Total short-term borrowings	$110.0	$—

Term Facility (a)	$246.8	$248.5
Total long-term debt	$246.8	$248.5
(a) Debt issuance costs totaled $0.7 million and $0.8 million as of March 31, 2024 and December 31, 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

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

The Company made principal prepayments of $1.9 million on the Term Facility during the three months ended March 31, 2024. The Company had net borrowings of $110.0 million under the Revolving Facility during the first quarter of 2024, primarily to fund the Vian acquisition and for general corporate and working capital purposes.

The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company was in compliance with all such covenants as of March 31, 2024.

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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $19.0 million and $11.3 million as of March 31, 2024 and December 31, 2023, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and was $0.1 million as of March 31, 2024 and December 31, 2023, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were $0.2 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively.

Note 15 - Restructuring
Overview
In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions of approximately 160 employees, or about 2% of our global workforce. We expect to complete the program in the fourth quarter of 2024.
Our restructuring liability was $2.4 million and $4.7 million, as of March 31, 2024 and December 31, 2023, respectively.

Note 16 - Subsequent Events
Effective May 1, 2024, the Company completed the acquisition of CryoWorks, Inc. (“CryoWorks”) for $61 million on a cash-free and debt-free basis, subject to a net working capital adjustment. On April 29, 2024, we borrowed approximately $50 million under the Company’s existing Revolving Facility to fund the CryoWorks acquisition. CryoWorks is a leading supplier of vacuum insulated pipe systems for hydrogen and cryogenic applications. CryoWorks will be included in the Process Flow Technologies segment.

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

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
•The impact of commercial air traffic levels which are affected by a different array of factors including general economic conditions and global corporate travel spending, or terrorism;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions
CryoWorks Acquisition
Effective May 1, 2024, the Company completed the acquisition of CryoWorks, Inc. (“CryoWorks”) for $61 million on a cash-free and debt-free basis, subject to a net working capital adjustment. On April 29, 2024, we borrowed approximately $50 million under the Company’s existing Revolving Facility to fund the Cryoworks acquisition. CryoWorks is a leading supplier of vacuum insulated pipe systems for hydrogen and cryogenic applications. CryoWorks will be included in the Process Flow Technologies segment.

Outlook
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions, which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors.
For 2024, we expect a total year-over-year sales increase of approximately 10%, driven by approximately 4% to 6% core growth, and approximately 5% sales contribution from the Baum lined piping GmbH, Vian Enterprises, Inc. and CryoWorks, Inc. acquisitions. We expect an improvement in operating profit driven primarily by lower transaction related expenses, productivity benefits, operating leverages on higher volumes, higher pricing net of inflation and contributions from acquisitions, partially offset by unfavorable mix.
Aerospace & Electronics
In 2024, we expect Aerospace & Electronics sales to increase in the mid-teens range compared to 2023, driven by approximately 12% core sales and a 4% to 5% contribution from the Vian Enterprises, Inc. acquisition. We expect a substantial improvement in our commercial OEM business driven by higher aircraft build rates, and we expect an improvement in our commercial aftermarket business given continued recovery in airline flight hours. We expect our defense OEM sales to grow slightly, but the defense aftermarket businesses are expected to grow significantly given continued global geopolitical uncertainty which is driving increased demand to replace legacy product sales. We expect segment operating profit and operating margin to increase compared to 2023 driven primarily by the impact of operating leverage on higher volumes, pricing and productivity benefits.
Process Flow Technologies
In 2024, we expect Process Flow Technologies sales to increase approximately 7% driven by contribution from the Baum lined piping GmbH and CryoWorks, Inc. acquisitions, with core sales increasing approximately 1%.
We expect Process Valves and Related Products sales to increase in the mid to high single digit range compared to 2023, driven by mid- to high-single digit contribution from acquisitions, with core sales approximately flat. We expect Commercial Valves sales to increase in the low- to mid-single digit range, and we expect Pumps and Systems sales to increase in the mid- to high-single digit range compared to 2023, driven by strong demand across municipal and non-residential U.S. end markets. We expect an improvement in segment operating profit and operating margin compared to 2023, driven primarily by productivity and higher pricing net of inflation, partially offset by lower volumes and unfavorable mix.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Three Months Ended March 31,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first quarter 2024 versus the first quarter 2023, unless otherwise specified.

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%(1)
Net sales	$565.3	$513.8	$51.5	10.0%

Cost of sales	344.8	306.9	(37.9)	(12.3)%
as a percentage of sales	61.0%	59.7%
Selling, general and administrative	131.1	129.4	(1.7)	(1.3)%
as a percentage of sales	23.2%	25.2%
Operating profit	89.4	77.5	11.9	15.4%
Operating margin	15.8%	15.1%

Other income (expense):
Interest income	1.2	0.9	0.3	33.3%
Interest expense	(7.2)	(6.6)	(0.6)	(9.1)%
Miscellaneous expense, net	(1.3)	(0.5)	(0.8)	NM
Total other expense, net	(7.3)	(6.2)	(1.1)	(17.7)%
Income from continuing operations before income taxes	82.1	71.3	10.8	15.1%
Provision for income taxes	17.3	15.4	(1.9)	(12.3)%
Net income from continuing operations attributable to common shareholders	$64.8	$55.9	$8.9	15.9%
(1) Variances designated as “NM” indicates such calculation is not meaningful.

Sales increased by $51.5 million, or 10.0%, to $565.3 million in 2024. The period-over-period change in sales included:
•an increase in sales related to the BAUM and Vian acquisitions of $25.8 million, or 5.0%;
•an increase in core sales of $24.1 million, or 4.7%, which was driven primarily by higher pricing; and
•favorable foreign currency translation of $1.6 million.
Cost of sales increased by $37.9 million, or 12.3%, to $344.8 million in 2024. The increase is primarily related to higher material, labor and other manufacturing costs of $30.8 million, or 10.0%, driven by the higher sales, coupled with the impact from the BAUM and Vian acquisitions of $21.9 million, or 7.1%, partially offset by strong productivity gains and favorable mix of $16.7 million, or 5.4%.
Selling, general and administrative expenses increased by $1.7 million, or 1.3%, to $131.1 million in 2024, which was primarily driven by the impact from the BAUM and Vian acquisitions.
Operating profit increased by $11.9 million, or 15.4%, to $89.4 million in 2024. The increase is primarily due to strong productivity gains of $13.2 million, or 17.0%, coupled with favorable mix and higher volumes of $8.4 million, or 10.8%, partially offset by higher material, labor and other manufacturing costs net of higher pricing of $10.4 million, or 13.4%.
Our effective tax rate for the three months ended March 31, 2024, is slightly lower than the prior year’s comparable period primarily due to lower non-U.S. taxes and lower statutorily non-deductible transaction costs.

Our effective tax rate for the three months ended March 31, 2024, is equal to the statutory U.S. federal tax rate of 21%. The effective tax rate is the result of permanent increases and decreases that net against each other and offset. These increases and decreases include earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net income before allocation to noncontrolling interests	$64.8	$105.7
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(12.4)	12.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.0	2.7
Other comprehensive (loss) income, net of tax	(9.4)	15.4
Comprehensive income before allocation to noncontrolling interests	55.4	121.1
Less: Noncontrolling interests in comprehensive income	(0.1)	(0.1)
Comprehensive income attributable to common shareholders	$55.5	$121.2
For the three months ended March 31, 2024, comprehensive income before allocation to noncontrolling interests was $55.4 million compared to $121.1 million in the same period of 2023. The $65.7 million decrease was primarily driven by lower net income before allocation to noncontrolling interests of $40.9 million, reflecting absence of income from discontinued operations in 2024 compared to 2023, and a $25.1 million year-over-year unfavorable impact of foreign currency translation, primarily related to the British pound and euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Months Ended March 31,
Aerospace & Electronics

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
Commercial Original Equipment	$85.5	$68.4	$17.1	25.0%
Military Original Equipment	71.4	61.9	9.5	15.3%
Commercial Aftermarket Products	50.7	37.9	12.8	33.8%
Military Aftermarket Products	18.3	11.9	6.4	53.8%
Total net sales	$225.9	$180.1	$45.8	25.4%
Cost of sales	$141.7	$111.0	$(30.7)	(27.7)%
as a percentage of sales	62.7%	61.6%
Selling, general and administrative	$35.9	$31.4	$(4.5)	(14.3)%
as a percentage of sales	15.9%	17.4%
Operating profit	$48.3	$37.7	$10.6	28.1%
Operating margin	21.4%	20.9%

Supplemental Data:
Backlog (a)	$791.8	$644.8	$147.0	22.8%
(a) Includes $53.5 million of backlog as of March 31, 2024, pertaining to the Vian acquisition.
Sales increased $45.8 million, or 25.4%, to $225.9 million in 2024, primarily due to higher volumes and pricing of $36.7 million, or 20.4%, and the impact of the Vian acquisition of $9.0 million, or 5.0%.
•Sales of Commercial Original Equipment increased $17.1 million, or 25.0%, to $85.5 million in 2024, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown, partially offset by component availability constraints.
•Sales of Military Original Equipment increased $9.5 million, or 15.3%, to $71.4 million in 2024, primarily reflecting strong demand from defense customers.
•Sales of Commercial Aftermarket Products increased $12.8 million, or 33.8%, to $50.7 million in 2024, reflecting continued strong demand from the airlines due to improving air traffic and inventory restocking.
•Sales of Military Aftermarket Products increased $6.4 million, or 53.8%, to $18.3 million in 2024, reflecting stronger demand for military products in response to heightened geopolitical tensions, globally.
Cost of sales increased by $30.7 million, or 27.7%, to $141.7 million in 2024, primarily reflecting higher material and other manufacturing costs of $19.3 million, or 17.4%, increased volumes of $12.4 million, or 11.2%, the impact from the Vian acquisition of $9.4 million, or 8.5%, partially offset by productivity gains of $5.3 million, or 4.8%, and favorable mix of $5.1 million, or 4.6%.
Selling, general and administrative expenses increased $4.5 million, or 14.3%, to $35.9 million, primarily related to higher administrative costs of $4.0 million, or 12.7%.
Operating profit increased by $10.6 million, or 28.1%, to $48.3 million in 2024. The increase primarily reflected the impact from higher volumes of $14.0 million, or 37.1%, coupled with productivity gains and favorable mix of $10.9 million, or 28.9%, partially offset by higher material, labor and other manufacturing costs net of higher pricing of $12.9 million, or 34.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
Process Valves and Related Products	$214.0	$202.9	$11.1	5.5%
Commercial Valves	32.9	30.6	2.3	7.5%
Pumps and Systems	37.4	37.9	(0.5)	(1.3)%
Total net sales	$284.3	$271.4	$12.9	4.8%
Cost of sales	$161.7	$150.1	$(11.6)	(7.7)%
as a percentage of sales	56.9%	55.3%
Selling, general and administrative	$65.7	$58.0	$(7.7)	(13.3)%
as a percentage of sales	23.1%	21.4%
Operating profit	$56.9	$63.3	$(6.4)	(10.1)%
Operating margin	20.0%	23.3%

Supplemental Data:
Backlog (a)	$393.3	$363.0	$30.3	8.3%
(a) Includes $8.3 million of backlog as of March 31, 2024, pertaining to the Baum acquisition.
Sales increased by $12.9 million, or 4.8%, to $284.3 million in 2024, primarily driven by the impact of the BAUM acquisition of $16.8 million, or 6.2% and favorable foreign currency translation of $1.5 million, or 0.6%, partially offset by lower core sales of $5.4 million, or 2.0%. Lower core sales were driven by lower volumes.
•Sales of Process Valves and Related Products increased by $11.1 million, or 5.5%, to $214.0 million in 2024, primarily driven by the impact of the BAUM acquisition, partially offset by lower core sales.
•Sales of Commercial Valves increased by $2.3 million, or 7.5%, to $32.9 million in 2024, reflecting an impact from favorable foreign currency translation and a modest increase in core sales.
Cost of sales increased by $11.6 million, or 7.7%, to $161.7 million, primarily related to the impact of the BAUM acquisition of $12.6 million, or 8.4%, higher material, labor and other manufacturing costs of $10.9 million, or 7.3%, and unfavorable foreign currency translation of $1.0 million, or 1%, partially offset by the impact of lower volumes of $7.6 million, or 5.1%, and net productivity gains of $5.1 million, or 3.4%.
Selling, general and administrative expenses increased by $7.7 million, or 13.3%, to $65.7 million, primarily related to higher selling and administrative costs of $7.5 million, or 12.9%, partially driven by the impact of the BAUM acquisition.
Operating profit decreased by $6.4 million, or 10.1%, to $56.9 million in 2024. The decrease is primarily due to lower volumes, higher selling, administrative and manufacturing costs, and unfavorable mix of $15.3 million, or 24.2%, partially offset by productivity gains of $6.8 million, or 10.7%, the net impact from the Baum acquisition of $1.2 million, or 1.9% and other savings of $0.8 million, or 1.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engineered Materials

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
FRP - Recreational Vehicles	$19.1	$20.3	$(1.2)	(5.9)%
FRP - Building Products	28.8	32.3	(3.5)	(10.8)%
FRP - Transportation	7.2	9.7	(2.5)	(25.8)%
Total net sales	$55.1	$62.3	$(7.2)	(11.6)%
Cost of sales	$41.4	$45.8	$4.4	9.6%
as a percentage of sales	75.1%	73.5%
Selling, general and administrative	$5.6	$5.1	$(0.5)	(9.8)%
as a percentage of sales	10.2%	8.2%
Operating profit	$8.1	$11.4	$(3.3)	(28.9)%
Operating margin	14.7%	18.3%

Supplemental Data:
Backlog	$12.8	$16.8	$(4.0)	(23.8)%
Sales decreased $7.2 million, or 11.6%, to $55.1 million in 2024, primarily reflecting lower volumes of $6.0 million, or 9.6%. The decrease was primarily driven by lower sales in Building Products and Transportation end markets.
Cost of sales decreased $4.4 million, or 9.6%, to $41.4 million in 2024, primarily related to lower volumes of $3.8 million, or 8.3%.
Operating profit decreased by $3.3 million, or 28.9%, to $8.1 million in 2024, primarily reflecting the impact from lower volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net cash (used for) provided by:
Operating activities from continuing operations	$(79.9)	$(105.4)
Investing activities from continuing operations	(114.5)	(8.7)
Financing activities	87.9	(67.8)
Discontinued operations	—	30.5
Effect of exchange rates on cash and cash equivalents	(3.7)	4.0
Decrease in cash and cash equivalents	$(110.2)	$(147.4)

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
We have available borrowing capacity of $800 million under a 5-year revolving credit facility (“Revolving Facility”) through March 2028 and a $300 million, 3-year term loan facility (“Term Facility”) through March 2026. At March 31, 2024, there was $247 million outstanding under the Term Facility and $110 million outstanding under the Revolving Facility. For more information regarding our borrowings under the Revolving Facility in connection with our acquisition of CryoWorks, see “Recent Transactions – CryoWorks Acquisition” above.

Operating Activities
Cash used for operating activities from continuing operations was $79.9 million in the first three months of 2024, as compared to $105.4 million during the same period last year. The decrease in cash used for operating activities from continuing operations was primarily driven by the $10.1 million increase in net income adjusted for the exclusion of non-cash items and a decrease in working capital investments of $22.2 million, primarily due to lower income tax payments and lower payments for inventory.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for capital expenditures and acquisitions of businesses. Cash used for investing activities from continuing operations was $114.5 million in the first three months of 2024, as compared to $8.7 million in the comparable period of 2023. The increase in cash used for investing activities is primarily related to the acquisition of Vian for $102.5 million and the $3.1 million final working capital adjustment related to the BAUM acquisition.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, repayments of indebtedness, proceeds from our Credit Facilities and proceeds from the issuance of common stock. During the first three months of 2023, financing cash flows also includes activities associated with the distribution of Crane NXT, Co. in support of the Separation.

Cash provided by financing activities was $87.9 million during the first three months of 2024 compared to cash used for financing activities of $67.8 million in the comparable period of 2023. The increase in cash provided by financing activities was primarily driven by;
•$158.1 million increase in net borrowings;
•$14.9 million decrease in dividends paid; partially offset by
•$21.4 million increase in payments for taxes related to net share settlements of equity awards, net of proceeds from stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2024, there were no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 12, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

Information regarding risk factors appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended March 31, 2024. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

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

CRANE COMPANY
REGISTRANT

Date
May 1, 2024	By	/s/ Max H. Mitchell
Max H. Mitchell
Chairman, President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
May 1, 2024		Richard A. Maue
Executive Vice President and Chief Financial Officer