Form 10-Q
period 2024-06-30
Crane Co
filed 2024-07-31
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 30, 2024
Common stock, $1.00 Par Value – 57,210,051 shares

Crane Company

Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$581.2	$509.6	$1,146.5	$1,023.4
Operating costs and expenses:
Cost of sales	357.3	308.5	702.1	615.4
Selling, general and administrative	127.3	138.0	258.4	267.4
Operating profit	96.6	63.1	186.0	140.6
Other (expense) income:
Interest income	1.3	0.8	2.5	1.7
Interest expense	(7.4)	(5.3)	(14.6)	(11.8)
Miscellaneous income (expense), net	1.1	(1.3)	(0.2)	(1.9)
Total other expense, net	(5.0)	(5.8)	(12.3)	(12.0)
Income from continuing operations before income taxes	91.6	57.3	173.7	128.6
Provision for income taxes	20.0	14.0	37.3	29.4
Net income from continuing operations attributable to common shareholders	71.6	43.3	136.4	99.2
Income from discontinued operations, net of tax (Note 3)	—	2.3	—	52.1
Net income attributable to common shareholders	$71.6	$45.6	$136.4	$151.3

Earnings per basic share:
Earnings per basic share from continuing operations	$1.25	$0.76	$2.39	$1.75
Earnings per basic share from discontinued operations	—	0.04	—	0.92
Earnings per basic share	$1.25	$0.80	$2.39	$2.67

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.23	$0.75	$2.34	$1.73
Earnings per diluted share from discontinued operations	—	0.04	—	0.91
Earnings per diluted share	$1.23	$0.79	$2.34	$2.64

Average shares outstanding:
Basic	57.2	56.7	57.1	56.6
Diluted	58.3	57.4	58.2	57.4

Dividends per share	$0.205	$0.18	$0.41	$0.18

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net income before allocation to noncontrolling interests	$71.6	$45.6	$136.4	$151.3
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(3.3)	0.7	(15.7)	13.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.0	2.6	6.0	5.3
Other comprehensive income, net of tax	(0.3)	3.3	(9.7)	18.7
Comprehensive income before allocation to noncontrolling interests	71.3	48.9	126.7	170.0
Less: Noncontrolling interests in comprehensive income	—	(0.1)	(0.1)	(0.2)
Comprehensive income attributable to common shareholders	$71.3	$49.0	$126.8	$170.2
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$229.3	$329.6
Accounts receivable, net of allowance for doubtful accounts of $7.5 as of June 30, 2024 and $8.4 as of December 31, 2023	370.9	306.4
Inventories, net:
Finished goods	65.7	67.0
Finished parts and subassemblies	51.3	49.9
Work in process	53.1	40.6
Raw materials	219.5	195.6
Inventories, net	389.6	353.1
Other current assets	119.4	101.7
Total current assets	1,109.2	1,090.8
Property, plant and equipment:
Cost	778.5	776.3
Less: accumulated depreciation	504.9	505.8
Property, plant and equipment, net	273.6	270.5
Long-term deferred tax assets	2.5	2.7
Other assets	141.3	134.0
Intangible assets, net	156.0	87.9
Goodwill	824.1	747.7
Total assets	$2,506.7	$2,333.6
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	June 30, 2024	December 31, 2023
Liabilities and equity
Current liabilities:
Short-term borrowings	$130.0	$—
Accounts payable	157.4	179.1
Accrued liabilities	229.3	273.7
U.S. and foreign taxes on income	3.9	14.3
Total current liabilities	520.6	467.1
Long-term debt, net	246.9	248.5
Accrued pension and postretirement benefits	102.1	115.0
Long-term deferred tax liability	49.1	37.1
Other liabilities	112.3	105.6
Total liabilities	1,031.0	973.3
Commitments and contingencies (Note 12)
Equity:
Common shares, par value $1.00; 66,475,307 shares authorized; 57,186,163 and 56,919,443 shares issued and outstanding, respectively	57.2	56.9
Capital surplus	410.0	398.2
Retained earnings	1,073.7	960.7
Accumulated other comprehensive loss	(67.6)	(58.0)
Total shareholders’ equity	1,473.3	1,357.8
Noncontrolling interests	2.4	2.5
Total equity	1,475.7	1,360.3
Total liabilities and equity	$2,506.7	$2,333.6
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2024	2023
Operating activities:
Net income attributable to common shareholders	$136.4	$151.3
Less: Income from discontinued operations, net of tax	—	52.1
Net income from continuing operations attributable to common shareholders	136.4	99.2
Depreciation and amortization	26.7	19.0
Stock-based compensation expense	13.5	14.0
Defined benefit plans and postretirement cost	1.9	4.8
Deferred income taxes	—	(3.7)
Cash used for operating working capital	(186.4)	(183.3)
Defined benefit plans and postretirement contributions	(6.0)	(5.7)
Environmental payments, net of reimbursements	(2.8)	(1.9)
Other	(1.2)	4.6
Total used for operating activities from continuing operations	(17.9)	(53.0)
Investing activities:
Payment for acquisitions - net of cash acquired	(166.3)	—
Capital expenditures	(16.5)	(20.5)
Other investing activities	5.7	(0.3)
Total used for investing activities from continuing operations	(177.1)	(20.8)
Financing activities:
Dividends paid	(23.4)	(36.8)
Net (payments) proceeds related to employee stock plans	(5.1)	13.7
Debt issuance costs	—	(7.5)
Proceeds from long-term debt	190.0	300.0
Proceeds from term facility of discontinued operations	—	350.0
Repayments of long-term debt	(61.9)	(436.9)
Distribution of Crane NXT, Co.	—	(578.1)
Total provided by (used for) financing activities from continuing and discontinued operations	99.6	(395.6)
Discontinued Operations:
Total provided by operating activities	—	34.6
Total used for investing activities	—	(4.1)
Increase in cash and cash equivalents from discontinued operations	—	30.5
Effect of exchange rates on cash and cash equivalents	(4.9)	0.2
Decrease in cash and cash equivalents	(100.3)	(438.7)
Cash and cash equivalents at beginning of period (a)	329.6	657.6
Cash and cash equivalents at end of period	$229.3	$218.9
(a) 2023 Includes cash and cash equivalents of discontinued operations.
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2024	2023
Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(58.2)	$(28.1)
Inventories	(22.6)	(63.9)
Other current assets	(11.3)	(20.5)
Accounts payable	(24.3)	(20.6)
Accrued liabilities	(46.8)	(23.5)
U.S. and foreign taxes on income	(23.2)	(26.7)
Total	$(186.4)	$(183.3)

Supplemental disclosure of cash flow information:
Interest paid	$12.8	$10.2
Income taxes paid	$60.6	$58.7
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2023	56.9	$398.2	$960.7	$(58.0)	$1,357.8	$2.5	$1,360.3
Net income	—	—	64.8	—	64.8	—	64.8
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	0.1	2.4	—	—	2.5	—	2.5
Impact from settlement of share-based awards, net of shares acquired	0.1	(11.1)	—	—	(11.0)	—	(11.0)
Impact from settlement of liability PRSUs (Note 1)	—	6.1	—	—	6.1	—	6.1
Stock-based compensation expense	—	5.4	—	—	5.4	—	5.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	(12.3)	(12.3)	(0.1)	(12.4)
BALANCE MARCH 31, 2024	57.1	$401.0	$1,013.8	$(67.3)	$1,404.6	$2.4	$1,407.0
Net income	—	—	71.6	—	71.6	—	71.6
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	0.1	3.5	—	—	3.6	—	3.6
Impact from settlement of share-based awards, net of shares acquired	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	5.7	—	—	5.7	—	5.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	(3.3)	(3.3)	—	(3.3)
BALANCE JUNE 30, 2024	57.2	$410.0	$1,073.7	$(67.6)	$1,473.3	$2.4	$1,475.7

See Notes to Condensed Consolidated Financial Statements.

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2022	72.4	$373.8	$2,822.8	$(503.3)	$(864.3)	$1,901.4	$2.6	$1,904.0
Net income	—	—	105.7	—	—	105.7	—	105.7
Cash dividends ($0.47 per share)	—	—	(26.6)	—	—	(26.6)	—	(26.6)
Exercise of stock options, net of shares reacquired of 297,539 shares	—	—	—	—	19.8	19.8	—	19.8
Impact from settlement of share-based awards, net of shares acquired	—	(3.3)	—	—	(3.6)	(6.9)	—	(6.9)
Stock-based compensation expense	—	6.3	—	—	—	6.3	—	6.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	—	2.7	—	2.7
Currency translation adjustment	—	—	—	12.8	—	12.8	(0.1)	12.7
BALANCE MARCH 31, 2023	72.4	$376.8	$2,901.9	$(487.8)	$(848.1)	$2,015.2	$2.5	$2,017.7
Net income	—	—	45.6	—	—	45.6	—	45.6
Cash dividends ($0.18 per share)	—	—	(10.2)	—	—	(10.2)	—	(10.2)
Exercise of stock options	—	1.0	—	—	—	1.0	—	1.0
Stock-based compensation expense	—	2.5	—	—	—	2.5	—	2.5
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.6	—	2.6	—	2.6
Currency translation adjustment	—	—	—	0.8	—	0.8	(0.1)	0.7
Capital effect of spin-off	(15.7)	—	(832.4)	—	848.1	—	—	—
Distribution of Crane NXT, Co.	—	—	(1,236.8)	414.5	—	(822.3)	—	(822.3)
BALANCE JUNE 30, 2023	56.7	$380.3	$868.1	$(69.9)	$—	$1,235.2	$2.4	$1,237.6
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

The Company had a payable of $0.2 million as of June 30, 2024 and a receivable of $2.2 million as of December 31, 2023, related to the transition services agreement and tax matters agreement. Additionally, as part of the Separation, to a limited extent, the Company has agreed to indemnify Crane NXT, Co. for uncertain tax benefits, which are attributable to the Company’s business. Such total liability amounts are included in other liabilities on our Condensed Consolidated Balance Sheets and were $6.4 million and $7.0 million as of June 30, 2024 and December 31, 2023, respectively.

Liability Performance-Based Restricted Share Units
As a result of the Separation, certain executives hold performance-based restricted share units (“PRSUs”) that have undergone an equity-to-liability modification and are denominated in Crane NXT, Co. stock. As of June 30, 2024 and December 31, 2023, the liability balance was $6.3 million and $10.0 million, respectively.
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
Note 2 - Acquisitions
CryoWorks Acquisition
On May 1, 2024, the Company completed the acquisition of CryoWorks, Inc. (“CryoWorks”) for $60.7 million on a cash-free and debt-free basis, subject to a net working capital adjustment.
CryoWorks, is a leading supplier of vacuum insulated pipe systems for hydrogen and cryogenic applications. CryoWorks has been integrated into the Process Flow Technologies segment.

Net assets acquired (in millions)
Total current assets	$6.6
Property, plant and equipment	0.5
Other assets	1.9
Intangible assets	24.0
Goodwill	32.7
Total assets acquired	$65.7

Total current liabilities	$3.5
Other liabilities	1.5
Total assumed liabilities	$5.0
Net assets acquired	$60.7
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life (in years)
Trademarks/Trade names	$5.0	16.0
Customer relationships	17.5	12.0
Backlog	1.5	1.0
Total acquired intangible assets	$24.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vian Acquisition
On January 2, 2024, the Company completed the acquisition of Vian Enterprises, Inc. (“Vian”) for $102.5 million on a cash-free and debt-free basis, subject to a net working capital adjustment and potential additional payments of up to $7.5 million depending on the resolution of outstanding contingencies.
Vian is a global designer and manufacturer of multi-stage lubrication pumps and lubrication system components technology for critical aerospace and defense applications with sole-sourced and proprietary content on commercial and military aircraft platforms. Vian has been integrated into the Aerospace & Electronics segment.

Net assets acquired (in millions)
Total current assets	$21.0
Property, plant and equipment	6.8
Other assets	7.4
Intangible assets	53.4
Goodwill	49.5
Total assets acquired	$138.1

Total current liabilities	$6.2
Other liabilities	29.4
Total assumed liabilities	$35.6
Net assets acquired	$102.5
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life (in years)
Trademarks/trade names	$2.0	17.0
Customer relationships	43.0	29.0
Manufacturing know-how	3.2	4.0
Backlog	5.2	1.0
Total acquired intangible assets	$53.4
BAUM Acquisition
On October 4, 2023, the Company completed the acquisition of Baum lined piping GmbH (“BAUM”) for $93.5 million on a cash-free and debt-free basis. During the first quarter of 2024, the Company paid $3.1 million to the seller related to a final working capital adjustment.
Valuation of Intangible Assets
For all acquisitions, the fair values of the trade name and manufacturing know-how intangible assets were determined by using an income approach, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to our ownership.
The fair values of the customer relationships and backlog intangible assets were determined by using an income approach which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The useful life of the customer

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
relationship intangible asset related to Vian of 29 years is primarily driven by large customer relationships tied to long-duration aircraft platforms.
Intangible assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits).
Supplemental Pro Forma Data
The results of operations of CyoWorks, Vian and BAUM have been included in our financial statements for the period subsequent to the completion of the respective acquisition dates. Consolidated pro forma revenue and net income attributable to common shareholders related to these acquisitions have not been presented since their impact is not material to our financial results for the period.

Note 3 - Discontinued Operations
As discussed in Note 1, Crane Company has reflected the historical consolidated financial statements of Crane Holdings, Co. with the Payment & Merchandising Technologies segment classified as discontinued operations.
Financial results from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net sales	$—	$—	$—	$329.1
Cost of sales	—	—	—	174.4
Selling, general and administrative	—	—	—	80.0
Operating profit	—	—	—	74.7
Other income (expense), net	—	1.0	—	(11.2)
Net income from discontinued operations before income taxes	—	1.0	—	63.5
(Benefit from) Provision for income taxes	—	(1.3)	—	11.4
Income from discontinued operations, net of tax	$—	$2.3	$—	$52.1

Note 4 - Segment Results
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. As of June 30, 2024, we had three reportable segments: Aerospace & Electronics, Process Flow Technologies, and Engineered Materials. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Engineered Materials
The Engineered Materials segment manufactures fiberglass-reinforced plastic ("FRP") panels and coils, primarily for use in the manufacturing of recreational vehicles (RV), commercial and industrial buildings (Building Products), with additional applications in truck bodies and trailers (Transportation).
Financial information by reportable segment is set forth below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net sales:
Aerospace & Electronics	$230.9	$189.2	$456.8	$369.3
Process Flow Technologies	297.7	263.2	582.0	534.6
Engineered Materials	52.6	57.2	107.7	119.5
Total	$581.2	$509.6	$1,146.5	$1,023.4

Operating profit:
Aerospace & Electronics	$52.7	$38.3	$101.0	$75.9
Process Flow Technologies	59.5	50.6	116.4	113.9
Engineered Materials	7.3	9.8	15.4	21.2
Corporate	(22.9)	(35.6)	(46.8)	(70.4)
Total	$96.6	$63.1	$186.0	$140.6
Interest income	1.3	0.8	2.5	1.7
Interest expense	(7.4)	(5.3)	(14.6)	(11.8)
Miscellaneous income (expense), net	1.1	(1.3)	(0.2)	(1.9)
Income from continuing operations before income taxes	$91.6	$57.3	$173.7	$128.6

(in millions)	June 30, 2024	December 31, 2023
Assets:
Aerospace & Electronics	$921.8	$744.6
Process Flow Technologies	1,223.9	1,164.5
Engineered Materials	224.8	191.8
Corporate	136.2	232.7
Total	$2,506.7	$2,333.6

(in millions)	June 30, 2024	December 31, 2023
Goodwill:
Aerospace & Electronics	$251.8	$202.4
Process Flow Technologies	401.0	374.0
Engineered Materials	171.3	171.3
Total	$824.1	$747.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Aerospace & Electronics
Commercial Original Equipment	$88.6	$69.8	$174.1	$138.2
Military Original Equipment	66.9	62.8	138.3	124.8
Commercial Aftermarket Products	52.3	40.8	103.0	78.6
Military Aftermarket Products	23.1	15.8	41.4	27.7
Total Aerospace & Electronics	$230.9	$189.2	$456.8	$369.3

Process Flow Technologies
Process Valves and Related Products	$226.8	$197.4	$440.8	$400.3
Commercial Valves	33.7	28.8	66.6	59.4
Pumps and Systems	37.2	37.0	74.6	74.9
Total Process Flow Technologies	$297.7	$263.2	$582.0	$534.6

Engineered Materials
FRP - Recreational Vehicles	$16.6	$17.1	$35.7	$37.4
FRP - Building Products	29.4	31.4	58.2	63.7
FRP - Transportation	6.6	8.7	13.8	18.4
Total Engineered Materials	$52.6	$57.2	$107.7	$119.5
Net sales	$581.2	$509.6	$1,146.5	$1,023.4
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of June 30, 2024, total backlog was $1,225.8 million. We expect to recognize approximately 61% of our remaining performance obligations as revenue in 2024, an additional 33% in 2025 and the balance thereafter.
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

(in millions)	June 30, 2024	December 31, 2023
Contract assets	$74.3	$63.5
Contract liabilities	$49.4	$56.2
We recognized revenue of $8.2 million and $21.9 million during the three and six-month periods ended June 30, 2024, respectively, related to contract liabilities as of December 31, 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income from continuing operations attributable to common shareholders	$71.6	$43.3	$136.4	$99.2
Income from discontinued operations, net of tax (Note 3)	—	2.3	—	52.1
Net income attributable to common shareholders	$71.6	$45.6	$136.4	$151.3

Average basic shares outstanding	57.2	56.7	57.1	56.6
Effect of dilutive share-based awards	1.1	0.7	1.1	0.8
Average diluted shares outstanding	58.3	57.4	58.2	57.4

Earnings per basic share:
Earnings per basic share from continuing operations	$1.25	$0.76	$2.39	$1.75
Earnings per basic share from discontinued operations	—	0.04	—	0.92
Earnings per basic share	$1.25	$0.80	$2.39	$2.67

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.23	$0.75	$2.34	$1.73
Earnings per diluted share from discontinued operations	—	0.04	—	0.91
Earnings per diluted share	$1.23	$0.79	$2.34	$2.64

Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive was 0.2 million and 0.4 million for the three months ended June 30, 2024, and 2023, respectively and 0.2 million and 0.4 million for the six months ended June 30, 2024, and 2023, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2023	$(270.8)	$212.8	$(58.0)
Other comprehensive income (loss) before reclassifications	—	(15.6)	(15.6)
Amounts reclassified from accumulated other comprehensive loss	6.0	—	6.0
Net period other comprehensive income (loss)	6.0	(15.6)	(9.6)
Balance as of June 30, 2024	$(264.8)	$197.2	$(67.6)
(a) Net of tax benefit of $101.4 million and $103.0 million as of June 30, 2024 and December 31, 2023, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2024 and 2023. Amortization of pension and postretirement components has been recorded within “Miscellaneous income (expense), net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Amortization of pension items:
Prior service costs	$0.2	$—	$0.4	$—
Net loss	3.7	3.8	7.5	7.6
Amortization of postretirement items:
Prior service benefit(a)	—	(0.2)	—	(0.5)
Net gain(b)	(0.1)	(0.2)	(0.2)	(0.3)
Total before tax	$3.8	$3.4	$7.7	$6.8
Tax impact	0.8	0.8	1.7	1.5
Total reclassifications for the period	$3.0	$2.6	$6.0	$5.3
(a) Includes benefit from discontinued operations of $0.2 million and 0.5 million for the three months and six months ended June 30, 2023, respectively.
(b) Includes net activity from discontinued operations of $0.2 million and $0.3 million for the three months and six months ended June 30, 2023, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended June 30, 2024, and 2023 are as follows:

	Pension		Postretirement
(in millions)	2024	2023	2024	2023
Service cost	$0.9	$0.8	$—	$—
Interest cost	8.7	8.9	—	—
Expected return on plan assets	(12.5)	(11.4)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net loss (gain)	3.7	3.8	(0.1)	—
Curtailment and Settlement loss from discontinued operations	—	(1.0)	—	—
Net periodic loss (benefit)	$1.0	$1.3	$(0.1)	$—

For all plans, the components of net periodic benefit for the six months ended June 30, 2024, and 2023 are as follows:
	Pension		Postretirement
(in millions)	2024	2023	2024	2023
Service cost	$1.8	$1.7	$—	$—
Interest cost	17.3	17.8	0.1	—
Expected return on plan assets	(25.0)	(22.8)	—	—
Amortization of prior service cost	0.4	0.4	—	—
Amortization of net loss (gain)	7.5	7.6	(0.2)	—
Curtailment and Settlement loss from discontinued operations	—	1.9	—	—
Net periodic loss (benefit)	$2.0	$6.6	$(0.1)	$—

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income (expense), net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2024	$17.9	$0.4
Amounts contributed during the six months ended June 30, 2024	$5.9	$0.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.

Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective Tax Rate	21.8%	24.4%	21.4%	22.8%

Our effective tax rate for the three and six months ended June 30, 2024, is lower than the prior year’s comparable period primarily due to lower non-U.S. taxes and lower statutorily non-deductible costs.

Our effective tax rate for the three and six months ended June 30, 2024 is slightly higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Unrecognized Tax Benefits

During both the three months and six months ended June 30, 2024, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.2 million, and $0.7 million, respectively, primarily due to increases in tax positions taken in the current period, partially offset by decreases in tax positions taken during a prior period and reductions from expiration of statutes of limitations.

During the three and six months ended June 30, 2024, the total amount of unrecognized tax benefits that, if recognized, would cause our effective tax rate to increase by $0.3 million and $0.9 million, respectively. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

During the three and six months ended June 30, 2024, we recognized $0.1 million and $0.3 million, respectively, of interest expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of both June 30, 2024 and December 31, 2023, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $2.5 million and $2.2 million, respectively.

During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $0.6 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of June 30, 2024, we had four reporting units.
Intangibles with indefinite useful lives, consisting of trade names, are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using the relief from royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives. We also review all of our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.
Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Engineered Materials	Total
Balance as of December 31, 2023	$202.4	$374.0	$171.3	$747.7
Acquisition(a) (b)	49.5	32.7	—	82.2
Currency translation	(0.1)	(5.7)	—	(5.8)
Balance as of June 30, 2024	$251.8	$401.0	$171.3	$824.1
(a) For the period ended June 30, 2024, adjustments within the Aerospace & Electronics segment of $49.5 million relate to the acquisition of Vian. See Note 2 for further information.
(b) For the period ended June 30, 2024 adjustments within the Process Flow Technologies segment of $32.7 million relate to the acquisition of CryoWorks. See Note 2 for further information.
As of June 30, 2024, we had $156.0 million of net intangible assets, of which $21.8 million were intangibles with indefinite useful lives. As of December 31, 2023, we had $87.9 million of net intangible assets, of which $22.1 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance at beginning of period, net of accumulated amortization	$87.9	$71.7
Additions (a)	77.4	21.1
Amortization expense	(8.2)	(6.3)
Currency translation and other	(1.1)	1.4
Balance at end of period, net of accumulated amortization	$156.0	$87.9
(a) For the period ended June 30, 2024, additions include $24.0 million related to the acquisition of CryoWorks and $53.4 million related to the acquisition of Vian. See Note 2 for further information.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		June 30, 2024			December 31, 2023
(dollars in millions)	Weighted Average Amortization Period of Definite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.9	$82.4	$46.1	$36.3	$72.6	$45.4	$27.2
Customer relationships and backlog	21.0	219.7	101.6	118.1	152.9	93.9	59.0
Drawings	40.0	11.1	10.8	0.3	11.1	10.8	0.3
Other	25.8	42.6	41.3	1.3	42.7	41.3	1.4
Total	21.3	$355.8	$199.8	$156.0	$279.3	$191.4	$87.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2024	$9.2
2025	11.6
2026	11.0
2027	10.2
2028	9.1
2029 and after	83.1
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2024	December 31, 2023
Employee related expenses	$87.4	$115.3
Current lease liabilities	12.8	10.8
Contract liabilities	49.4	56.2
Other	79.7	91.4
Total	$229.3	$273.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Commitments and Contingencies
Environmental Matters
For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2024 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.

On August 12, 2022, Crane Holdings, Co., Crane Company, a then wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (f/k/a Crane Co., (“Redco”)) a then wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include obligations of Crane Company to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. On April 3, 2023, Crane Holdings, Co. completed the Separation, pursuant to which, among other things, all outstanding shares of Crane Company were distributed to Crane Holdings, Co.’s stockholders. Upon completion of the Separation, pursuant to the terms of the Redco Purchase Agreement, Crane Holdings, Co. was released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and, following completion of the Separation, Crane Company will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and to further transfer this environmental liability to Crane Company upon effectiveness of the Separation. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company has agreed to indemnify Redco and Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below in this Note 12 to “we”, and “us” refer to Crane Company in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to the Redco Buyer on the Crab Orchard Site.
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The remediation of the PGA North Site comprises two main remedial components: a plume management and remediation system (in accordance with the requirements of the 2006 Consent Decree) and source area remediation (to comply with the requirements of the 2014 ROD Amendment). The 2019 conceptual agreement and modified remedial approach focused on enhanced extraction of contaminated groundwater and targeted reinjection of treated groundwater and was designed to accelerate remedial progress at the site. The modified remedial approach required certain capital investments and infrastructure upgrades across the broader plume area, with the final components of this approach commissioned in 2022. In addition, the modified source area treatment remedy was commissioned in late 2023. As part of our approved remedial plans, the Company is required to conduct periodic groundwater monitoring to demonstrate the effectiveness of these system enhancements and provide the EPA with a report evaluating remedial performance, restoration time frames and potential inefficiencies (which may warrant further system upgrade or modifications). The year 2027 was

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
selected as a milestone to enable the collection of 3 to 4 years of post-commissioning data, analysis of data and submission of a performance monitoring report to the EPA with recommendations. This report will document the project restoration time frames for groundwater and outline the future operational scheme, including the key milestones for transitioning from active groundwater treatment to monitoring only. This report will be submitted to the EPA for approval and in combination with regulatory discussions and consultations, will provide clarity on future remedial requirements at the site and associated costs. The total estimated gross liability was $18.1 million and $20.7 million as of June 30, 2024 and December 31, 2023, respectively, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million as of June 30, 2024 and December 31, 2023, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2024 and December 31, 2023, we recorded a receivable of $3.5 million and $3.8 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
Other Environmental Matters
Roseland, NJ Site
The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. We undertook an extensive soil remediation effort at the Roseland Site following our closure and had been monitoring the Site’s condition in the years that followed. In response to changes in remediation standards, in 2014 we began to conduct further site characterization and delineation studies at the Site. We have completed a comprehensive delineation of contaminants of concern in soil, groundwater, surface water, sediment, and indoor air in certain buildings, as well as required soil and groundwater remediation at the site all in accordance with the New Jersey Department of Environmental Protection guidelines and directives. We submitted our remediation completion reports to the New Jersey Department of Environmental Protection and are awaiting feedback and acceptance. We anticipate that only periodic monitoring will be required at the site for the near to medium term.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that has proven to be and we expect to continue to be, in the aggregate, an immaterial amount. We understand that GD-OTS has also reached agreements with the U.S. Government and other participating PRPs related to the first-phase areas of concern.

Negotiations between GD-OTS, the U.S. Government and remaining participants are underway with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, RI/FS costs associated with the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities. The participants have reached agreement on the terms of a draft consent decree for resolving the U.S. Government’s share of RI/FS costs, which we expect will be lodged for entry with the United States District Court for the Southern District of Illinois in the coming months. Further, as part of these negotiations, and in order to obtain the protections provided by the draft consent decree, we have reached a preliminary agreement in principle with GD-OTS on our contribution to the United States’ claimed past response costs, conditioned on a separate agreement to memorialize the parties’ agreement with respect to the United States’ response costs. Negotiations remain ongoing between us and GD-OTS regarding a potential resolution of GD-OTS’ claim for costs that it has incurred and expects to incur in performing its obligations under the AOC. We at present cannot predict when any determination of the ultimate allocable share of GD-OTS response costs for which we may be liable is likely to be completed. None of these discussions address responsibility for the performance of, or payment of costs incurred in connection with, any remedial design or remedial action that may be required pursuant to the ROD (when it is ultimately issued). It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing coverage, subject to reservations of rights.

Other Proceedings
LyondellBasell Chemical Leak

In July 2023, Crane Company, along with certain of its subsidiaries (“Crane”), were added as defendants in ongoing product liability/personal injury lawsuits filed by 56 victims of a 2021 chemical leak incident that occurred at a LyondellBasell facility in La Porte, Texas. The multi-district lawsuits were consolidated for proceedings in state court in Harris County, Texas, and have been pending since 2021, when the initial set of defendants were sued. Crane is alleged to have manufactured a valve involved in the incident. Plaintiffs also added other defendants to the suits in July 2023 who allegedly either sold or serviced the subject valve or a valve accessory, and discovery for the newly added defendants began moving forward in February 2024. Crane has valid defenses, and insurance coverage that attaches after a modest self-insured retention. All of our insurance providers have been notified of this potential liability and have been cooperating with Crane as it engages in the litigation process. Given the early stage of fact and expert discovery for the newly added defendants, it is not possible at this time to reasonably estimate the probability and/or the associated financial value of any potential loss.

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

We believe that as of June 30, 2024, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Financing
Our debt consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Revolving facility	$130.0	$—
Total short-term borrowings	$130.0	$—

Term Facility (a)	$246.9	$248.5
Total long-term debt	$246.9	$248.5
(a) Debt issuance costs totaled $0.6 million and $0.8 million as of June 30, 2024 and December 31, 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

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

The Company made principal prepayments of $1.9 million on the Term Facility during the six months ended June 30, 2024. The Company had net borrowings of $130.0 million under the Revolving Facility during the first six months of 2024, with proceeds used primarily to fund the Vian and CryoWorks acquisitions and for general corporate and working capital purposes.

The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company was in compliance with all such covenants as of June 30, 2024.

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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $18.9 million and $11.3 million as of June 30, 2024 and December 31, 2023, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and was $0.1 million as of June 30, 2024 and December 31, 2023, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were $0.5 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively.

Note 15 - Restructuring
In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions of approximately 160 employees, or about 2% of our global workforce. We expect to complete the program in the fourth quarter of 2024.
Our restructuring liability was $2.3 million and $4.7 million, as of June 30, 2024 and December 31, 2023, respectively.

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

Reference herein to “Crane,” “the Company,” “we,” “us” and “our” refer to Crane Company and its subsidiaries unless the context specifically states or implies otherwise. References to changes in “core sales” or “core growth” in this report include the change in sales excluding the impact of foreign currency translation and acquisitions and divestitures from closing up to the first anniversary, of such acquisitions or divestitures. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

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

•The ability of the U.S. government to terminate our government contracts, or otherwise significantly reduce planned spending;
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
•Investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions
Acquisitions
Effective May 1, 2024, the Company completed the acquisition of CryoWorks, Inc. (“CryoWorks”) for $60.7 million on a cash-free and debt-free basis, subject to a net working capital adjustment. On April 29, 2024, we borrowed approximately $50 million under the Company’s existing Revolving Facility to fund the Cryoworks acquisition. CryoWorks, a leading supplier of vacuum insulated pipe systems for hydrogen and cryogenic applications, has been integrated into the Process Flow Technologies segment.

On January 2, 2024, the Company completed the acquisition of Vian Enterprises, Inc. (“Vian”) for $102.5 million on a cash-free and debt-free basis, subject to a net working capital adjustment and potential additional payments of up to $7.5 million depending on the resolution of outstanding contingencies. On January 2, 2024, we borrowed $100 million under the Company’s existing Revolving Facility to fund the Vian acquisition. Vian, a global designer and manufacturer of multi-stage lubrication pumps and lubrication system components technology for critical aerospace and defense applications with sole-sourced and proprietary content on the highest volume commercial and military aircraft platforms, has been integrated into the Aerospace & Electronics segment.

Outlook
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions, which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors.
For 2024, we expect a total year-over-year sales increase of approximately 11%, driven by approximately 5% to 7% core growth, and approximately 5% sales contribution from the Baum lined piping GmbH, Vian Enterprises, Inc. and CryoWorks, Inc. acquisitions. We expect an improvement in operating profit driven primarily by lower transaction related expenses, productivity benefits, operating leverages on higher volumes, higher pricing net of inflation and contributions from acquisitions, partially offset by unfavorable mix.
Aerospace & Electronics
In 2024, we expect Aerospace & Electronics sales to increase in the mid-teens range compared to 2023, driven by approximately 12% core sales growth and a 4% to 5% contribution from the Vian Enterprises, Inc. acquisition. We expect a substantial improvement in our commercial OEM business driven by higher aircraft build rates, and we expect an improvement in our commercial aftermarket business given continued recovery in airline flight hours. We expect our defense OEM sales to grow slightly, but the defense aftermarket businesses are expected to grow significantly given continued global geopolitical uncertainty which is driving increased demand to replace legacy product sales. We expect segment operating profit and operating margin to increase compared to 2023 driven primarily by the impact of operating leverage on higher volumes, pricing and productivity benefits.
Process Flow Technologies
In 2024, we expect Process Flow Technologies sales to increase approximately 10% driven by contribution from the Baum lined piping GmbH and CryoWorks, Inc. acquisitions, along with core sales increasing approximately 4%.
We expect Process Valves and Related Products sales to increase in the low double digit range compared to 2023, driven by mid- to high-single digit contribution from acquisitions, with mid-single digit cores sales growth driven primarily by sales to chemical and pharmaceutical end markets. We expect Commercial Valves sales to increase in the low- to mid-single digit range as end markets in the U.K. begin to improve from the depressed levels, and we expect Pumps and Systems sales to increase in the mid- to high-single digit range compared to 2023, driven by strong demand across municipal and non-residential U.S. end markets. We expect an improvement in segment operating profit and operating margin compared to 2023, driven primarily by productivity, higher pricing net of inflation and higher volumes, partially offset by unfavorable mix.
Engineered Materials
In 2024, we expect Engineered materials sales, operating profit, and operating margin to be approximately flat compared to 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Three Months Ended June 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the second quarter 2024 versus the second quarter 2023, unless otherwise specified.

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%(a)
Net sales	$581.2	$509.6	$71.6	14.1%

Cost of sales	357.3	308.5	(48.8)	(15.8)%
as a percentage of sales	61.5%	60.5%
Selling, general and administrative	127.3	138.0	10.7	7.8%
as a percentage of sales	21.9%	27.1%
Operating profit	96.6	63.1	33.5	53.1%
Operating margin	16.6%	12.4%

Other income (expense):
Interest income	1.3	0.8	0.5	62.5%
Interest expense	(7.4)	(5.3)	(2.1)	(39.6)%
Miscellaneous income (expense), net	1.1	(1.3)	2.4	NM
Total other expense, net	(5.0)	(5.8)	0.8	13.8%
Income from continuing operations before income taxes	91.6	57.3	34.3	59.9%
Provision for income taxes	20.0	14.0	(6.0)	(42.9)%
Net income from continuing operations attributable to common shareholders	$71.6	$43.3	$28.3	65.4%
(a) Variances designated as “NM” indicates such calculation is not meaningful.

Sales increased by $71.6 million, or 14.1%, to $581.2 million in 2024. The period-over-period change in sales included:
•an increase in core sales of $44.0 million, or 8.6%, which was driven primarily by higher pricing, and to a lesser extent, higher volume;
•an increase in sales related to the BAUM, Vian and CryoWorks acquisitions of $28.8 million, or 5.7%; partially offset by
•unfavorable foreign currency translation of $1.2 million, or 0.2%.
Cost of sales increased by $48.8 million, or 15.8%, to $357.3 million in 2024. The increase is primarily related to the impact from the BAUM, Vian and CryoWorks acquisitions of $25.8 million, or 8.4%, coupled with higher material, labor and other manufacturing costs of $22.0 million, or 7.1%, driven by the higher sales, and unfavorable mix of $7.4 million or 2.4%, partially offset by strong productivity gains and other cost savings of $12.7 million, or 4.1%.
Selling, general and administrative expenses decreased by $10.7 million, or 7.8%, to $127.3 million in 2024, primarily driven by a decrease in administrative expenses of $14.0 million, or 10.1%, related to the absence of expenses related to the Separation, partially offset by the higher selling costs of $4.5 million, or 3.3%.
Operating profit increased by $33.5 million, or 53.1%, to $96.6 million in 2024. The increase is primarily due to higher pricing net of inflation and higher volumes of $27.1 million, or 43%, strong productivity gains of $13.6 million, or 21.6%, and the absence of expenses related to the Separation, partially offset by unfavorable mix of $7.4 million, or 11.7%.
Our effective tax rate for the three months ended June 30, 2024, is lower than the prior year’s comparable tax rate primarily due to lower non-U.S. taxes and lower statutorily non-deductible costs.

Our effective tax rate for the three months ended June 30, 2024, is slightly higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Three Months Ended
	June 30,
(in millions)	2024	2023
Net income before allocation to noncontrolling interests	$71.6	$45.6
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(3.3)	0.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.0	2.6
Other comprehensive (loss) income, net of tax	(0.3)	3.3
Comprehensive income before allocation to noncontrolling interests	71.3	48.9
Less: Noncontrolling interests in comprehensive income	—	(0.1)
Comprehensive income attributable to common shareholders	$71.3	$49.0
For the three months ended June 30, 2024, comprehensive income before allocation to noncontrolling interests was $71.3 million compared to $48.9 million in the same period of 2023. The $22.4 million increase was primarily driven by higher net income before allocation to noncontrolling interests of $26.0 million, partially offset by a $4.0 million year-over-year unfavorable impact of foreign currency translation, primarily related to the British pound and euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Months Ended June 30,
Aerospace & Electronics

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
Commercial Original Equipment	$88.6	$69.8	$18.8	26.9%
Military Original Equipment	66.9	62.8	4.1	6.5%
Commercial Aftermarket Products	52.3	40.8	11.5	28.2%
Military Aftermarket Products	23.1	15.8	7.3	46.2%
Total net sales	$230.9	$189.2	$41.7	22.0%
Cost of sales	$143.9	$116.6	$(27.3)	(23.4)%
as a percentage of sales	62.3%	61.6%
Selling, general and administrative	$34.3	$34.3	$—	NM
as a percentage of sales	14.9%	18.1%
Operating profit	$52.7	$38.3	$14.4	37.6%
Operating margin	22.8%	20.2%

Supplemental Data:
Backlog (a)	$814.9	$675.1	$139.8	20.7%
(a) Includes $62.3 million of backlog as of June 30, 2024, pertaining to the Vian acquisition.
Sales increased $41.7 million, or 22.0%, to $230.9 million in 2024, primarily due to higher volumes and pricing of $31.1 million, or 16.4%, and the impact of the Vian acquisition of $10.6 million, or 5.6%.
•Sales of Commercial Original Equipment increased $18.8 million, or 26.9%, to $88.6 million in 2024, reflecting strong demand from aircraft manufacturers, partially offset by component availability constraints.
•Sales of Military Original Equipment increased $4.1 million, or 6.5%, to $66.9 million in 2024, primarily reflecting strong demand from defense customers.
•Sales of Commercial Aftermarket Products increased $11.5 million, or 28.2%, to $52.3 million in 2024, reflecting continued strong demand from the airlines due to improving air traffic and inventory restocking.
•Sales of Military Aftermarket Products increased $7.3 million, or 46.2%, to $23.1 million in 2024, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
Cost of sales increased by $27.3 million, or 23.4%, to $143.9 million in 2024, primarily reflecting higher material, labor and other manufacturing costs of $13.9 million, or 11.9%, the impact from the Vian acquisition of $9.8 million, or 8.4%, increased volumes of $7.5 million, or 6.4%, partially offset by productivity gains of $4.7 million, or 4.0%.
Operating profit increased by $14.4 million, or 37.6%, to $52.7 million in 2024. The increase primarily reflected the impact from higher volumes of $9.0 million, or 23.5%, coupled with productivity gains of $5.3 million, or 13.8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
Process Valves and Related Products	$226.8	$197.4	$29.4	14.9%
Commercial Valves	33.7	28.8	4.9	17.0%
Pumps and Systems	37.2	37.0	0.2	0.5%
Total net sales	$297.7	$263.2	$34.5	13.1%
Cost of sales	$173.2	$149.4	$(23.8)	(15.9)%
as a percentage of sales	58.2%	56.8%
Selling, general and administrative	$65.0	$63.2	$(1.8)	(2.8)%
as a percentage of sales	21.8%	24.0%
Operating profit	$59.5	$50.6	$8.9	17.6%
Operating margin	20.0%	19.2%

Supplemental Data:
Backlog (a)	$399.9	$352.9	$47.0	13.3%
(a) includes $18.0 million of backlog as of June 30, 2024 pertaining to the Baum and CryoWorks acquisitions.
Sales increased by $34.5 million, or 13.1%, to $297.7 million in 2024, primarily driven by the impact of the BAUM and CryoWorks acquisitions of $18.2 million, or 6.9%, higher core sales of $17.4 million, or 6.6%, primarily driven by higher pricing, partially offset by unfavorable foreign currency translation of $1.1 million, or 0.4%.
•Sales of Process Valves and Related Products increased by $29.4 million, or 14.9%, to $226.8 million in 2024, primarily driven by the impact of the BAUM and CryoWorks acquisitions and higher core sales.
•Sales of Commercial Valves increased by $4.9 million, or 17.0%, to $33.7 million in 2024, reflecting an increase in core sales driven by higher volumes and pricing.
Cost of sales increased by $23.8 million, or 15.9%, to $173.2 million, primarily related to the impact of the BAUM and CryoWorks acquisitions of $15.9 million, or 10.6%, higher material, labor and other manufacturing costs of $6.3 million, or 4.2%, unfavorable mix of $6.0 million, or 4.0%, and higher volumes of $2.9 million, or 1.9%, partially offset by net productivity gains and favorable foreign currency translation of $7.3 million, or 4.9%.
Selling, general and administrative expenses increased by $1.8 million, or 2.8%, to $65.0 million, primarily driven by the impact of the BAUM and CryoWorks acquisitions of $4.4 million, or 7.0%, partially offset by productivity gains and other net cost savings of $3.1 million, or 4.9%.
Operating profit increased by $8.9 million, or 17.6%, to $59.5 million in 2024. The increase is primarily due to higher pricing net of inflation and higher volumes of $7.5 million, or 14.8%, productivity gains of $7.3 million, or 14.4%, partially offset by unfavorable mix and foreign currency translation of $6.4 million, or 12.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engineered Materials

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
FRP - Recreational Vehicles	$16.6	$17.1	$(0.5)	(2.9)%
FRP - Building Products	29.4	31.4	(2.0)	(6.4)%
FRP - Transportation	6.6	8.7	(2.1)	(24.1)%
Total net sales	$52.6	$57.2	$(4.6)	(8.0)%
Cost of sales	$40.2	$42.5	$2.3	5.4%
as a percentage of sales	76.4%	74.3%
Selling, general and administrative	$5.1	$4.9	$(0.2)	(4.1)%
as a percentage of sales	9.7%	8.6%
Operating profit	$7.3	$9.8	$(2.5)	(25.5)%
Operating margin	13.9%	17.1%

Supplemental Data:
Backlog	$11.0	$14.5	$(3.5)	(24.1)%
Sales decreased $4.6 million, or 8.0%, to $52.6 million in 2024, reflecting lower volumes partially offset by higher pricing. The decrease was primarily driven by lower sales in Building Products and Transportation end markets.
Cost of sales decreased $2.3 million, or 5.4%, to $40.2 million in 2024, primarily related to lower volumes.
Operating profit decreased by $2.5 million, or 25.5%, to $7.3 million in 2024, primarily reflecting the impact from lower volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Six Months Ended June 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first six months of 2024 versus the first six months of 2023, unless otherwise specified.

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%(a)
Net sales	$1,146.5	$1,023.4	$123.1	12.0%

Cost of sales	702.1	615.4	(86.7)	(14.1)%
as a percentage of sales	61.2%	60.1%
Selling, general and administrative	258.4	267.4	9.0	3.4%
as a percentage of sales	22.5%	26.1%
Operating profit	186.0	140.6	45.4	32.3%
Operating margin	16.2%	13.7%
Other income (expense):
Interest income	2.5	1.7	0.8	47.1%
Interest expense	(14.6)	(11.8)	(2.8)	(23.7)%
Miscellaneous expense, net	(0.2)	(1.9)	1.7	NM
Total other expense, net	(12.3)	(12.0)	(0.3)	(2.5)%
Income from continuing operations before income taxes	173.7	128.6	45.1	35.1%
Provision for income taxes	37.3	29.4	(7.9)	(26.9)%
Net income from continuing operations attributable to common shareholders	$136.4	$99.2	$37.2	37.5%
(a) Variances designated as “NM” indicates such calculation is not meaningful.
Sales increased by $123.1 million, or 12.0%, to $1,146.5 million in 2024. The year-over-year change in sales included:
•an increase in core sales of $68.0 million, or 6.6%, which was driven primarily by higher pricing, and to a lesser extent, higher volume; and
•an increase in sales related to the BAUM, Vian and CryoWorks acquisitions of $54.7 million, or 5.3%.
Cost of sales increased by $86.7 million, or 14.1%, to $702.1 million in 2024. The increase is primarily related to the higher material, labor and other manufacturing costs of $52.8 million, or 8.6%, driven by the higher sales, coupled with impact from the BAUM, Vian and CryoWorks acquisitions of $47.7 million, or 7.8%, and higher volumes of $7.8 million, or 1.3%, partially offset by strong productivity gains of $24.6 million, or 4.0%.
Selling, general and administrative expenses decreased by $9.0 million, or 3.4%, to $258.4 million in 2024, primarily driven by a decrease in administrative expenses of $17.3 million, or 6.5%, related to the absence of expenses related to the Separation, partially offset by higher selling costs of $8.8 million, or 3.3%.
Operating profit increased by $45.4 million, or 32.3%, to $186.0 million in 2024. The increase is primarily due to strong productivity gains of $26.8 million, or 19.1%, coupled with higher volumes of $12.2 million, or 8.7%, and higher pricing net of inflation of $8.5 million, or 6.0%, and the absence of expenses related to the Separation, partially offset by unfavorable mix of $2.9 million, or 2.0%.
Our effective tax rate for the six months ended June 30, 2024, is lower than the prior year’s comparable tax rate primarily due to lower non-U.S. taxes and lower statutorily non-deductible costs.
Our effective tax rate for the six months ended June 30, 2024 is slightly higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Six Months Ended
	June 30,
(in millions)	2024	2023
Net income before allocation to noncontrolling interests	$136.4	$151.3
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(15.7)	13.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	6.0	5.3
Other comprehensive (loss) income, net of tax	(9.7)	18.7
Comprehensive income before allocation to noncontrolling interests	126.7	170.0
Less: Noncontrolling interests in comprehensive income	(0.1)	(0.2)
Comprehensive income attributable to common shareholders	$126.8	$170.2
For the six months ended June 30, 2024, comprehensive income before allocations to noncontrolling interests was $126.7 million compared to $170.0 million in the same period of 2023. The $43.3 million decrease was primarily driven by a $29.1 million unfavorable impact of foreign currency translation, primarily related to the British pound and euro and lower net income before allocation to noncontrolling interests of $14.9 million, reflecting the absence of income from discontinued operations in 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Six Months Ended June 30,
Aerospace & Electronics

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
Commercial Original Equipment	$174.1	$138.2	$35.9	26.0%
Military Original Equipment	138.3	124.8	13.5	10.8%
Commercial Aftermarket Products	103.0	78.6	24.4	31.0%
Military Aftermarket Products	41.4	27.7	13.7	49.5%
Total net sales	$456.8	$369.3	$87.5	23.7%
Cost of sales	$285.6	$227.6	$(58.0)	(25.5)%
as a percentage of sales	62.5%	61.6%
Selling, general and administrative	$70.2	$65.8	$(4.4)	(6.7)%
as a percentage of sales	15.4%	17.8%
Operating profit	$101.0	$75.9	$25.1	33.1%
Operating margin	22.1%	20.6%
Sales increased $87.5 million, or 23.7%, to $456.8 million in 2024, primarily due to higher volumes and pricing of $67.8 million, or 18.4%, and the impact of the Vian acquisition of $19.7 million, or 5.3%.
•Sales of Commercial Original Equipment increased $35.9 million, or 26.0%, to $174.1 million in 2024, reflecting strong demand from aircraft manufacturers, partially offset by material availability constraints.
•Sales of Military Original Equipment increased $13.5 million, or 10.8%, to $138.3 million in 2024, primarily reflecting strong demand from defense and space customers.
•Sales of Commercial Aftermarket Products increased $24.4 million, or 31.0%, to $103.0 million in 2024, reflecting continued strong demand from the airlines due to improving air traffic and inventory restocking.
•Sales of Military Aftermarket Products increased $13.7 million, or 49.5%, to $41.4 million in 2024, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
Cost of sales increased by $58.0 million, or 25.5%, to $285.6 million in 2024, primarily reflecting higher material, labor and other manufacturing costs of $33.1 million, or 14.5%, increased volumes of $19.9 million, or 8.7%, the impact from the Vian acquisition of $19.2 million, or 8.4%, partially offset by productivity gains of $10.0 million, or 4.4%, and favorable mix of $4.3 million, or 1.9%
Selling, general and administrative expense increased by $4.4 million, or 6.7%, to $70.2 million in 2024, primarily related to higher administrative costs of $4.3 million, or 6.5%.
Operating profit increased by $25.1 million, or 33.1%, to $101.0 million in 2024, the increase primarily reflected the impact from higher volumes of $22.9 million, or 30.2%, coupled with productivity gains of $11.1 million, or 14.6%, partially offset by higher material, labor and other manufacturing costs net of higher pricing of $11.9 million, or 15.7%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
Process Valves and Related Products	$440.8	$400.3	$40.5	10.1%
Commercial Valves	66.6	59.4	7.2	12.1%
Pumps and Systems	74.6	74.9	(0.3)	(0.4)%
Total net sales	$582.0	$534.6	$47.4	8.9%
Cost of sales	$334.9	$299.5	$(35.4)	(11.8)%
as a percentage of sales	57.5%	56.0%
Selling, general and administrative	$130.7	$121.2	$(9.5)	(7.8)%
as a percentage of sales	22.5%	22.7%
Operating profit	$116.4	$113.9	$2.5	2.2%
Operating margin	20.0%	21.3%

Sales increased by $47.4 million, or 8.9%, to $582.0 million in 2024, primarily driven by the impact of the BAUM and CryoWorks acquisitions of $35.0 million, or 6.5%, higher core sales of $12.0 million, or 2.2%, primarily driven by higher pricing.
•Sales of Process Valves and Related Products increased by $40.5 million, or 10.1%, to $440.8 million in 2024, primarily driven by the impact of the BAUM and CryoWorks acquisitions of $35.0 million, or 8.7%, and higher core sales of $6.8 million, or 1.7%, driven by higher pricing, partially offset by unfavorable foreign currency translation of $1.3 million, or 0.3%.
•Sales of Commercial Valves increased by $7.2 million, or 12.1%, to $66.6 million in 2024, primarily driven by increase in core sales of $5.5 million, or 9.3%, and favorable foreign currency translation of $1.7 million, or 2.9%, as the British pound strengthened against the U.S. dollar.
Cost of sales increased by $35.4 million, or 11.8%, to $334.9 million, primarily related to the impact of the BAUM and CryoWorks acquisitions of $28.5 million, or 9.5%, higher material, labor and other manufacturing costs of $17.2 million, or 5.7%, unfavorable mix of $7.3 million, or 2.4%, partially offset by productivity gains of $13.1 million, or 4.4%, and the impact of lower volumes of $4.6 million, or 1.5%.
Selling, general and administrative expense increased by $9.5 million, or 7.8%, to $130.7 million, primarily driven by the impact of the BAUM and CryoWorks acquisitions of $7.4 million, or 6.1%, and to a lesser extent, higher selling costs.
Operating profit increased by $2.5 million, or 2.2%, to $116.4 million in 2024. The increase is primarily due to productivity gains and other net savings of $15.9 million, or 14.0%, partially offset by unfavorable mix of $7.3 million, or 6.4%, and the impact of lower volumes of $6.5 million, or 5.7%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Engineered Materials

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
FRP - Recreational Vehicles	$35.7	$37.4	$(1.7)	(4.5)%
FRP - Building Products	58.2	63.7	(5.5)	(8.6)%
FRP - Transportation	13.8	18.4	(4.6)	(25.0)%
Total net sales	$107.7	$119.5	$(11.8)	(9.9)%
Cost of sales	$81.6	$88.3	$6.7	7.6%
as a percentage of sales	75.8%	73.9%
Selling, general and administrative	$10.7	$10.0	$(0.7)	(7.0)%
as a percentage of sales	9.9%	8.4%
Operating profit	$15.4	$21.2	$(5.8)	(27.4)%
Operating margin	14.3%	17.7%

Sales decreased $11.8 million, or 9.9%, to $107.7 million in 2024, reflecting lower volumes . The decrease was primarily driven by lower sales in Building Products and Transportation end markets.
Cost of sales decreased by $6.7 million, or 7.6%, to $81.6 million, primarily related to lower volumes of $7.5 million, or 8.5%, partially offset by higher material, labor and other manufacturing costs, net of productivity gains of $1.0 million, or 1.1%.
Operating profit decreased by $5.8 million, or 27.4%, to $15.4 million in 2024, primarily reflecting the impact of lower volumes of $4.3 million, or 20.3%, and higher material, labor and other manufacturing costs, net of productivity gains and favorable mix of $1.5 million, or 7.1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in millions)	2024	2023
Net cash (used for) provided by:
Operating activities from continuing operations	$(17.9)	$(53.0)
Investing activities from continuing operations	(177.1)	(20.8)
Financing activities	99.6	(395.6)
Discontinued operations	—	30.5
Effect of exchange rates on cash and cash equivalents	(4.9)	0.2
Decrease in cash and cash equivalents	$(100.3)	$(438.7)

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
We have available borrowing capacity of $800 million under a 5-year revolving credit facility (“Revolving Facility”) through March 2028 and a $300 million, 3-year term loan facility (“Term Facility”) through March 2026. At June 30, 2024, there was $247 million outstanding under the Term Facility and $130 million outstanding under the Revolving Facility. For more information regarding our borrowings under the Revolving Facility in connection with our acquisitions, see “Recent Transactions – “Acquisitions” above.

Operating Activities
Cash used for operating activities from continuing operations was $17.9 million in the first six months of 2024, as compared to $53.0 million during the same period last year. The decrease in cash used for operating activities from continuing operations was primarily driven by the $45.2 million increase in net income from continuing operations adjusted for the exclusion of non-cash items, partially offset by an increase in working capital investments of $3.1 million, primarily due to changes in accounts payable and accrued liabilities, driven by the timing of payments.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for capital expenditures and acquisitions of businesses. Cash used for investing activities from continuing operations was $177.1 million in the first six of 2024, as compared to $20.8 million in the comparable period of 2023. The increase in cash used for investing activities is primarily related to the acquisition of Vian for $102.5 million and the acquisition of CyroWorks for $60.7 million.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, repayments of indebtedness, proceeds from our Credit Facilities and proceeds from the issuance of common stock in connection with employee stock plans. During the first six months of 2023, financing cash flows also includes activities associated with the distribution of Crane NXT, Co. in support of the Separation.

Cash provided by financing activities was $99.6 million during the first six months of 2024 compared to cash used for financing activities of $395.6 million in the comparable period of 2023. The increase in cash provided by financing activities was driven by:

•$578.1 million related to the Distribution of Crane NXT, Co. in the prior year;
•$13.4 million decrease in dividends paid, reflecting a lower dividend per share established on April 3, 2023 in connection with the Separation;
•$7.5 million decrease in payments for debt issuance costs; offset by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•$85.0 million decrease in net borrowings; and
•$18.8 million increase in payments for taxes related to net share settlements of equity awards, net of proceeds from stock options.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2024, there were no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2024. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

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

CRANE COMPANY
REGISTRANT

Date
July 31, 2024	By	/s/ Max H. Mitchell
Max H. Mitchell
Chairman, President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
July 31, 2024		Richard A. Maue
Executive Vice President and Chief Financial Officer