Form 10-Q
period 2024-09-30
Crane Co
filed 2024-10-31
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 30, 2024
Common stock, $1.00 Par Value – 57,232,071 shares

Crane Company

Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$597.2	$530.1	$1,743.7	$1,553.5
Operating costs and expenses:
Cost of sales	359.2	326.9	1,061.3	942.3
Selling, general and administrative	132.8	126.9	391.2	394.3
Operating profit	105.2	76.3	291.2	216.9
Other (expense) income:
Interest income	1.5	1.5	4.0	3.2
Interest expense	(7.3)	(4.8)	(21.9)	(16.7)
Miscellaneous income (expense), net	0.7	1.3	0.5	(0.5)
Total other expense, net	(5.1)	(2.0)	(17.4)	(14.0)
Income from continuing operations before income taxes	100.1	74.3	273.8	202.9
Provision for income taxes	22.8	19.1	60.1	48.5
Net income from continuing operations attributable to common shareholders	77.3	55.2	213.7	154.4
Income from discontinued operations, net of tax (Note 3)	—	—	—	52.1
Net income attributable to common shareholders	$77.3	$55.2	$213.7	$206.5

Earnings per basic share:
Earnings per basic share from continuing operations	$1.35	$0.97	$3.74	$2.72
Earnings per basic share from discontinued operations	—	—	—	0.92
Earnings per basic share	$1.35	$0.97	$3.74	$3.64

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.33	$0.96	$3.67	$2.69
Earnings per diluted share from discontinued operations	—	—	—	0.91
Earnings per diluted share	$1.33	$0.96	$3.67	$3.60

Average shares outstanding:
Basic	57.2	56.8	57.1	56.7
Diluted	58.3	57.5	58.2	57.4

Dividends per share	$0.205	$0.18	$0.615	$0.36

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net income before allocation to noncontrolling interests	$77.3	$55.2	$213.7	$206.5
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	25.3	(15.7)	9.6	(2.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.0	3.6	9.0	8.9
Other comprehensive income, net of tax	28.3	(12.1)	18.6	6.6
Comprehensive income before allocation to noncontrolling interests	105.6	43.1	232.3	213.1
Less: Noncontrolling interests in comprehensive income	0.1	—	—	(0.2)
Comprehensive income attributable to common shareholders	$105.5	$43.1	$232.3	$213.3
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$258.2	$329.6
Accounts receivable, net of allowance for doubtful accounts of $8.4 as of September 30, 2024 and December 31, 2023	396.1	306.4
Inventories, net:
Finished goods	71.2	67.0
Finished parts and subassemblies	54.3	49.9
Work in process	55.8	40.6
Raw materials	216.8	195.6
Inventories, net	398.1	353.1
Other current assets	192.4	101.7
Total current assets	1,244.8	1,090.8
Property, plant and equipment:
Cost	793.2	776.3
Less: accumulated depreciation	516.2	505.8
Property, plant and equipment, net	277.0	270.5
Long-term deferred tax assets	2.5	2.7
Other assets	147.2	134.0
Intangible assets, net	152.6	87.9
Goodwill	827.8	747.7
Total assets	$2,651.9	$2,333.6
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	September 30, 2024	December 31, 2023
Liabilities and equity
Current liabilities:
Short-term borrowings	$85.0	$—
Accounts payable	169.6	179.1
Accrued liabilities	313.4	273.7
U.S. and foreign taxes on income	4.1	14.3
Total current liabilities	572.1	467.1
Long-term debt, net	246.9	248.5
Accrued pension and postretirement benefits	90.1	115.0
Long-term deferred tax liability	51.8	37.1
Other liabilities	114.1	105.6
Total liabilities	1,075.0	973.3
Commitments and contingencies (Note 12)
Equity:
Common shares, par value $1.00; 66,475,307 shares authorized; 57,226,069 and 56,919,443 shares issued and outstanding, respectively	57.2	56.9
Capital surplus	417.3	398.2
Retained earnings	1,139.3	960.7
Accumulated other comprehensive loss	(39.4)	(58.0)
Total shareholders’ equity	1,574.4	1,357.8
Noncontrolling interests	2.5	2.5
Total equity	1,576.9	1,360.3
Total liabilities and equity	$2,651.9	$2,333.6
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Operating activities:
Net income attributable to common shareholders	$213.7	$206.5
Less: Income from discontinued operations, net of tax	—	52.1
Net income from continuing operations attributable to common shareholders	213.7	154.4
Depreciation and amortization	40.6	28.3
Stock-based compensation expense	18.7	21.9
Defined benefit plans and postretirement cost	2.8	7.0
Deferred income taxes	—	2.5
Cash used for operating working capital	(191.5)	(165.4)
Defined benefit plans and postretirement contributions	(16.6)	(16.1)
Environmental payments, net of reimbursements	(3.5)	(3.0)
Other	(0.4)	4.3
Total provided by operating activities from continuing operations	63.8	33.9
Investing activities:
Payment for acquisitions - net of cash acquired and working capital adjustments	(161.7)	—
Capital expenditures	(25.5)	(29.7)
Other investing activities	5.6	0.6
Total used for investing activities from continuing operations	(181.6)	(29.1)
Financing activities:
Dividends paid	(35.1)	(47.0)
Net (payments) proceeds related to employee stock plans	(3.5)	15.7
Debt issuance costs	—	(7.5)
Proceeds from long-term debt	190.0	300.0
Proceeds from term facility of discontinued operations	—	350.0
Repayments of long-term debt	(106.9)	(448.8)
Distribution of Crane NXT, Co.	—	(578.1)
Total provided by (used for) financing activities from continuing and discontinued operations	44.5	(415.7)
Discontinued Operations:
Total provided by operating activities	—	34.6
Total used for investing activities	—	(4.1)
Increase in cash and cash equivalents from discontinued operations	—	30.5
Effect of exchange rates on cash and cash equivalents	1.9	(3.4)
Decrease in cash and cash equivalents	(71.4)	(383.8)
Cash and cash equivalents at beginning of period (a)	329.6	657.6
Cash and cash equivalents at end of period	$258.2	$273.8
(a) 2023 Includes cash and cash equivalents of discontinued operations.
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(78.9)	$(2.8)
Inventories	(27.7)	(58.0)
Other current assets	(9.9)	(28.7)
Accounts payable	(16.9)	(27.3)
Accrued liabilities	(39.5)	(14.2)
U.S. and foreign taxes on income	(18.6)	(34.4)
Total	$(191.5)	$(165.4)

Supplemental disclosure of cash flow information:
Interest paid	$19.3	$14.8
Income taxes paid	$78.7	$79.4
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2023	56.9	$398.2	$960.7	$(58.0)	$1,357.8	$2.5	$1,360.3
Net income	—	—	64.8	—	64.8	—	64.8
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	0.1	2.4	—	—	2.5	—	2.5
Impact from settlement of share-based awards, net of shares acquired	0.1	(11.1)	—	—	(11.0)	—	(11.0)
Impact from settlement of liability PRSUs (Note 1)	—	6.1	—	—	6.1	—	6.1
Stock-based compensation expense	—	5.4	—	—	5.4	—	5.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	(12.3)	(12.3)	(0.1)	(12.4)
BALANCE MARCH 31, 2024	57.1	$401.0	$1,013.8	$(67.3)	$1,404.6	$2.4	$1,407.0
Net income	—	—	71.6	—	71.6	—	71.6
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	0.1	3.5	—	—	3.6	—	3.6
Impact from settlement of share-based awards, net of shares acquired	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	5.7	—	—	5.7	—	5.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	(3.3)	(3.3)	—	(3.3)
BALANCE JUNE 30, 2024	57.2	$410.0	$1,073.7	$(67.6)	$1,473.3	$2.4	$1,475.7
Net income	—	—	77.3	—	77.3	—	77.3
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	—	1.8	—	—	1.8	—	1.8
Impact from settlement of share-based awards	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	5.7	—	—	5.7	—	5.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	25.2	25.2	0.1	25.3
BALANCE SEPTEMBER 30, 2024	57.2	$417.3	$1,139.3	$(39.4)	$1,574.4	$2.5	$1,576.9

See Notes to Condensed Consolidated Financial Statements.

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2022	72.4	$373.8	$2,822.8	$(503.3)	$(864.3)	$1,901.4	$2.6	$1,904.0
Net income	—	—	105.7	—	—	105.7	—	105.7
Cash dividends ($0.47 per share)	—	—	(26.6)	—	—	(26.6)	—	(26.6)
Exercise of stock options, net of shares reacquired of 297,539 shares	—	—	—	—	19.8	19.8	—	19.8
Impact from settlement of share-based awards, net of shares acquired	—	(3.3)	—	—	(3.6)	(6.9)	—	(6.9)
Stock-based compensation expense	—	6.3	—	—	—	6.3	—	6.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	—	2.7	—	2.7
Currency translation adjustment	—	—	—	12.8	—	12.8	(0.1)	12.7
BALANCE MARCH 31, 2023	72.4	$376.8	$2,901.9	$(487.8)	$(848.1)	$2,015.2	$2.5	$2,017.7
Net income	—	—	45.6	—	—	45.6	—	45.6
Cash dividends ($0.18 per share)	—	—	(10.2)	—	—	(10.2)	—	(10.2)
Exercise of stock options	—	1.0	—	—	—	1.0	—	1.0
Stock-based compensation expense	—	2.5	—	—	—	2.5	—	2.5
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.6	—	2.6	—	2.6
Currency translation adjustment	—	—	—	0.8	—	0.8	(0.1)	0.7
Capital effect of spin-off	(15.7)	—	(832.4)	—	848.1	—	—	—
Distribution of Crane NXT, Co.	—	—	(1,236.8)	414.5	—	(822.3)	—	(822.3)
BALANCE JUNE 30, 2023	56.7	$380.3	$868.1	$(69.9)	$—	$1,235.2	$2.4	$1,237.6
Net income	—	—	55.2	—	—	55.2	—	55.2
Cash dividends ($0.18 per share)	—	—	(10.2)	—	—	(10.2)	—	(10.2)
Exercise of stock options	0.1	1.8	—	—	—	1.9	—	1.9
Impact from settlement of share-based awards	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Stock-based compensation expense	—	5.7	—	—	—	5.7	—	5.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.6	—	3.6	—	3.6
Currency translation adjustment	—	—	—	(15.7)	—	(15.7)	—	(15.7)
Distribution of Crane NXT, Co. (Note 1)	—	—	8.5	—	—	8.5	—	8.5
BALANCE SEPTEMBER 30, 2023	56.8	387.7	921.6	(82.0)	—	1,284.1	2.4	1,286.5
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
The Company had a receivable of less than $0.1 million as of September 30, 2024 and $2.2 million as of December 31, 2023, related to the transition services agreement and tax matters agreement. Additionally, as part of the Separation, to a limited extent, the Company has agreed to indemnify Crane NXT, Co. for uncertain tax benefits, which are attributable to the Company’s business. Such total liability amounts are included in other liabilities on our Condensed Consolidated Balance Sheets and were $6.5 million and $7.0 million as of September 30, 2024 and December 31, 2023, respectively.
Liability Performance-Based Restricted Share Units
As a result of the Separation, certain executives hold performance-based restricted share units (“PRSUs”) that have undergone an equity-to-liability modification and are denominated in Crane NXT, Co. stock. As of September 30, 2024 and December 31, 2023, the liability balance was $5.9 million and $10.0 million, respectively.
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
Note 2 - Acquisitions
CryoWorks Acquisition
On May 1, 2024, the Company completed the acquisition of CryoWorks, Inc. (“CryoWorks”) for $60.7 million on a cash-free and debt-free basis. During the third quarter of 2024, the Company received $1.6 million from the seller related to a final working capital adjustment.
CryoWorks, is a leading supplier of vacuum insulated pipe systems for cryogenic and hydrogen applications. CryoWorks has been integrated into the Process Flow Technologies segment.

Net assets acquired (in millions)
Total current assets	$6.6
Property, plant and equipment	0.5
Other assets	1.9
Intangible assets	24.0
Goodwill	31.1
Total assets acquired	$64.1

Total current liabilities	$3.5
Other liabilities	1.5
Total assumed liabilities	$5.0
Net assets acquired	$59.1
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Vian Acquisition
On January 2, 2024, the Company completed the acquisition of Vian Enterprises, Inc. (“Vian”) for $102.5 million on a cash-free and debt-free basis, and potential additional payments of up to $7.5 million depending on the resolution of outstanding contingencies. During the third quarter of 2024, the Company received $3.0 million from the seller related to a final working capital adjustment.
Vian is a global designer and manufacturer of multi-stage lubrication pumps and lubrication system components technology for critical aerospace and defense applications with sole-sourced and proprietary content on commercial and military aircraft platforms. Vian has been integrated into the Aerospace & Electronics segment.

Net assets acquired (in millions)
Total current assets	$21.0
Property, plant and equipment	6.8
Other assets	7.4
Intangible assets	53.4
Goodwill	46.5
Total assets acquired	$135.1

Total current liabilities	$6.2
Other liabilities	29.4
Total assumed liabilities	$35.6
Net assets acquired	$99.5
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
The fair values of the customer relationships and backlog intangible assets were determined by using an income approach which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
future cash flows are then discounted to present value using an appropriate discount rate. The useful life of the customer relationship intangible asset related to Vian of 29 years is primarily driven by large customer relationships tied to long-duration aircraft platforms.
Intangible assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits).
Supplemental Pro Forma Data
The results of operations of CryoWorks, Vian and BAUM have been included in our financial statements for the period subsequent to the completion of the respective acquisition dates. Consolidated pro forma revenue and net income attributable to common shareholders related to these acquisitions have not been presented since their impact is not material to our financial results for the period.

Note 3 - Discontinued Operations
As discussed in Note 1, Crane Company has reflected the historical consolidated financial statements of Crane Holdings, Co. with the Payment & Merchandising Technologies segment classified as discontinued operations.
Financial results from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net sales	$—	$—	$—	$329.1
Cost of sales	—	—	—	174.4
Selling, general and administrative	—	—	—	80.0
Operating profit	—	—	—	74.7
Other expense, net	—	—	—	(11.2)
Net income from discontinued operations before income taxes	—	—	—	63.5
Provision for income taxes	—	—	—	11.4
Income from discontinued operations, net of tax	$—	$—	$—	$52.1

Note 4 - Segment Results
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. As of September 30, 2024, we had three reportable segments: Aerospace & Electronics, Process Flow Technologies, and Engineered Materials. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Financial information by reportable segment is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net sales:
Aerospace & Electronics	$239.1	$207.2	$695.9	$576.5
Process Flow Technologies	309.2	266.7	891.2	801.3
Engineered Materials	48.9	56.2	156.6	175.7
Total	$597.2	$530.1	$1,743.7	$1,553.5

Operating profit:
Aerospace & Electronics	$54.9	$40.2	$155.9	$116.1
Process Flow Technologies	65.5	51.2	181.9	165.1
Engineered Materials	6.2	7.7	21.6	28.9
Corporate	(21.4)	(22.8)	(68.2)	(93.2)
Total	$105.2	$76.3	$291.2	$216.9
Interest income	1.5	1.5	4.0	3.2
Interest expense	(7.3)	(4.8)	(21.9)	(16.7)
Miscellaneous income (expense), net	0.7	1.3	0.5	(0.5)
Income from continuing operations before income taxes	$100.1	$74.3	$273.8	$202.9

(in millions)	September 30, 2024	December 31, 2023
Assets:
Aerospace & Electronics	$924.6	$744.6
Process Flow Technologies	1,275.4	1,164.5
Engineered Materials	222.4	191.8
Corporate	229.5	232.7
Total	$2,651.9	$2,333.6

(in millions)	September 30, 2024	December 31, 2023
Goodwill:
Aerospace & Electronics	$248.9	$202.4
Process Flow Technologies	407.6	374.0
Engineered Materials	171.3	171.3
Total	$827.8	$747.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Aerospace & Electronics
Commercial Original Equipment	$90.5	$75.8	$264.6	$214.1
Military Original Equipment	70.0	64.4	208.3	189.1
Commercial Aftermarket Products	54.4	48.5	157.4	127.2
Military Aftermarket Products	24.2	18.5	65.6	46.1
Total Aerospace & Electronics	$239.1	$207.2	$695.9	$576.5

Process Flow Technologies
Process Valves and Related Products	$234.9	$197.3	$675.6	$597.6
Commercial Valves	36.8	31.2	103.4	90.5
Pumps and Systems	37.5	38.2	112.2	113.2
Total Process Flow Technologies	$309.2	$266.7	$891.2	$801.3

Engineered Materials
FRP - Recreational Vehicles	$15.7	$19.6	$51.4	$57.1
FRP - Building Products	27.5	27.5	85.7	91.1
FRP - Transportation	5.7	9.1	19.5	27.5
Total Engineered Materials	$48.9	$56.2	$156.6	$175.7
Net sales	$597.2	$530.1	$1,743.7	$1,553.5
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of September 30, 2024, total backlog was $1,237.6 million. We expect to recognize approximately 43% of our remaining performance obligations as revenue in 2024, an additional 48% in 2025 and the balance thereafter.
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

(in millions)	September 30, 2024	December 31, 2023
Contract assets	$76.5	$63.5
Contract liabilities	$52.5	$56.2
We recognized revenue of $8.5 million and $30.4 million during the three and nine-month periods ended September 30, 2024, respectively, related to contract liabilities as of December 31, 2023.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income from continuing operations attributable to common shareholders	$77.3	$55.2	$213.7	$154.4
Income from discontinued operations, net of tax (Note 3)	—	—	—	52.1
Net income attributable to common shareholders	$77.3	$55.2	$213.7	$206.5

Average basic shares outstanding	57.2	56.8	57.1	56.7
Effect of dilutive share-based awards	1.1	0.7	1.1	0.7
Average diluted shares outstanding	58.3	57.5	58.2	57.4

Earnings per basic share:
Earnings per basic share from continuing operations	$1.35	$0.97	$3.74	$2.72
Earnings per basic share from discontinued operations	—	—	—	0.92
Earnings per basic share	$1.35	$0.97	$3.74	$3.64

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.33	$0.96	$3.67	$2.69
Earnings per diluted share from discontinued operations	—	—	—	0.91
Earnings per diluted share	$1.33	$0.96	$3.67	$3.60

Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive was 0.2 million and 0.5 million for the three months ended September 30, 2024, and 2023, respectively and 0.2 million and 0.4 million for the nine months ended September 30, 2024, and 2023, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2023	$(270.8)	$212.8	$(58.0)
Other comprehensive income before reclassifications	—	9.6	9.6
Amounts reclassified from accumulated other comprehensive loss	9.0	—	9.0
Net period other comprehensive income	9.0	9.6	18.6
Balance as of September 30, 2024	$(261.8)	$222.4	$(39.4)
(a) Net of tax benefit of $100.5 million and $103.0 million as of September 30, 2024 and December 31, 2023, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 and 2023. Amortization of pension and postretirement components has been recorded within “Miscellaneous income (expense), net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Amortization of pension items:
Prior service costs (a)	$0.2	$0.5	$0.6	$0.5
Net loss	3.8	3.9	11.3	11.5
Amortization of postretirement items:
Prior service cost (benefit)(b)	—	0.2	—	(0.3)
Net (gain) loss(c)	(0.1)	0.2	(0.3)	(0.2)
Total before tax	$3.9	$4.8	$11.6	$11.5
Tax impact	0.9	1.2	2.6	2.6
Total reclassifications for the period	$3.0	$3.6	$9.0	$8.9
(a) Includes cost of $0.4 million from discontinued operations for the three months ended September 30, 2023.
(b) Includes cost of $0.2 million and benefit of $0.3 million from discontinued operations for the three months and nine months ended September 30, 2023, respectively.
(c) Includes net activity from discontinued operations of $0.2 million and $0.2 million for the three months and nine months ended September 30, 2023, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended September 30, 2024, and 2023 are as follows:

	Pension		Postretirement
(in millions)	2024	2023	2024	2023
Service cost	$0.9	$0.7	$—	$—
Interest cost	8.6	8.9	—	—
Expected return on plan assets	(12.5)	(11.4)	—	—
Amortization of prior service cost	0.2	0.1	—	—
Amortization of net loss (gain)	3.8	3.9	(0.1)	—
Net periodic loss (benefit)	$1.0	$2.2	$(0.1)	$—

For all plans, the components of net periodic benefit for the nine months ended September 30, 2024, and 2023 are as follows:
	Pension		Postretirement
(in millions)	2024	2023	2024	2023
Service cost	$2.7	$2.4	$—	$—
Interest cost	25.9	26.7	0.1	—
Expected return on plan assets	(37.5)	(34.2)	—	—
Amortization of prior service cost	0.6	0.5	—	—
Amortization of net loss (gain)	11.3	11.5	(0.3)	—
Curtailment and Settlement loss from discontinued operations	—	1.9	—	—
Net periodic loss (benefit)	$3.0	$8.8	$(0.2)	$—
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income (expense), net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2024	$17.9	$0.4
Amounts contributed during the nine months ended September 30, 2024	$16.4	$0.2

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective Tax Rate	22.7%	25.7%	22.0%	23.9%

Our effective tax rate for the three and nine months ended September 30, 2024, is lower than the prior year’s comparable period primarily due to lower non-U.S. taxes and lower statutorily non-deductible costs, partially offset by the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Our effective tax rate for the three and nine months ended September 30, 2024 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Unrecognized Tax Benefits
During both the three months and nine months ended September 30, 2024, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.6 million, and $1.3 million, respectively, primarily due to increases in tax positions taken in the current and prior period, and in the nine months ended September 30, 2024 these items were partially offset by reductions from the expiration of statutes of limitations.
During the three and nine months ended September 30, 2024, the total amount of unrecognized tax benefits that, if recognized, would cause our effective tax rate to increase by $0.8 million and $1.7 million, respectively. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
During the three and nine months ended September 30, 2024, we recognized $0.2 million and $0.5 million, respectively, of interest expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of both September 30, 2024 and December 31, 2023, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $2.7 million and $2.2 million, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of September 30, 2024, we had four reporting units.
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
Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Engineered Materials	Total
Balance as of December 31, 2023	$202.4	$374.0	$171.3	$747.7
Acquisition(a) (b)	46.5	34.2	—	80.7
Currency translation	—	(0.6)	—	(0.6)
Balance as of September 30, 2024	$248.9	$407.6	$171.3	$827.8
(a) For the period ended September 30, 2024, adjustments within the Aerospace & Electronics segment of $46.5 million relate to the acquisition of Vian, including the final working capital adjustment. See Note 2 for further information.
(b) For the period ended September 30, 2024 adjustments within the Process Flow Technologies segment of $34.2 million relate to the acquisitions of CryoWorks and Baum, including the final working capital adjustments. See Note 2 for further information.
As of September 30, 2024, we had $152.6 million of net intangible assets, of which $22.3 million were intangibles with indefinite useful lives. As of December 31, 2023, we had $87.9 million of net intangible assets, of which $22.1 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance at beginning of period, net of accumulated amortization	$87.9	$71.7
Additions (a)	77.4	21.1
Amortization expense	(12.9)	(6.3)
Currency translation and other	0.2	1.4
Balance at end of period, net of accumulated amortization	$152.6	$87.9
(a) For the period ended September 30, 2024, additions include $24.0 million related to the acquisition of CryoWorks and $53.4 million related to the acquisition of Vian. See Note 2 for further information.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		September 30, 2024			December 31, 2023
(dollars in millions)	Weighted Average Amortization Period of Definite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.9	$83.2	$46.7	$36.5	$72.6	$45.4	$27.2
Customer relationships and backlog	21.0	220.6	106.2	114.4	152.9	93.9	59.0
Drawings	40.0	11.1	10.8	0.3	11.1	10.8	0.3
Other	25.8	42.8	41.4	1.4	42.7	41.3	1.4
Total	21.3	$357.7	$205.1	$152.6	$279.3	$191.4	$87.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2024	$4.4
2025	11.6
2026	11.1
2027	10.3
2028	9.1
2029 and after	83.8
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2024	December 31, 2023
Employee related expenses	$95.2	$115.3
Current lease liabilities	13.3	10.8
Contract liabilities	52.5	56.2
Other	152.4	91.4
Total	$313.4	$273.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Commitments and Contingencies
Environmental Matters
For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2024 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.
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
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The remediation of the PGA North Site comprises two main remedial components: a plume management and remediation system (in accordance with the requirements of the 2006 Consent Decree) and source area remediation (to comply with the requirements of the 2014 ROD Amendment). The 2019 conceptual agreement and modified remedial approach focused on enhanced extraction of contaminated groundwater and targeted reinjection of treated groundwater and was designed to accelerate remedial progress at the site. The modified remedial approach required certain capital investments and infrastructure upgrades across the broader plume area, with the final components of this approach

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
commissioned in 2022. In addition, the modified source area treatment remedy was commissioned in late 2023. As part of our approved remedial plans, the Company is required to conduct periodic groundwater monitoring to demonstrate the effectiveness of these system enhancements and provide the EPA with a report evaluating remedial performance, restoration time frames and potential inefficiencies (which may warrant further system upgrade or modifications). The year 2027 was selected as a milestone to enable the collection of 3 to 4 years of post-commissioning data, analysis of data and submission of a performance monitoring report to the EPA with recommendations. This report will document the project restoration time frames for groundwater and outline the future operational scheme, including the key milestones for transitioning from active groundwater treatment to monitoring only. This report will be submitted to the EPA for approval and in combination with regulatory discussions and consultations, will provide clarity on future remedial requirements at the site and associated costs. The total estimated gross liability was $17.3 million and $20.7 million as of September 30, 2024 and December 31, 2023, respectively, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million as of September 30, 2024 and December 31, 2023, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2024 and December 31, 2023, we recorded a receivable of $3.5 million and $3.8 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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
GD-OTS asked Crane Co. (n/k/a Redco) to participate in a voluntary, multi-party mediation exercise with respect to response costs that GD-OTS has incurred or will incur in performing its obligations under the AOC, and Crane Co. (n/k/a Redco), the U.S. Government, and other PRPs entered into a non-binding mediation agreement in 2015 (we have since stepped into Redco’s position as a participant in the mediation). The first phase of the mediation, involving certain former munitions or ordnance

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
storage areas, began in November 2017, but did not result in a multi-party settlement agreement. Subsequently, Redco entered discussions directly with GD-OTS and reached an agreement, as of July 13, 2021, to contribute toward GD-OTS’s past RI-FS costs associated with the first-phase areas for an immaterial amount. We, as indemnitor, have also agreed to pay a modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that has proven to be and that we expect to continue to be, in the aggregate, an immaterial amount. We understand that GD-OTS has also reached agreements with the U.S. Government and other participating PRPs related to the first-phase areas of concern.
Negotiations between GD-OTS, the U.S. Government and remaining participants are underway with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, RI/FS costs associated with the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities. The participants have reached agreement on the terms of a consent decree for resolving the U.S. Government’s share of RI/FS costs, which we expect will be lodged for entry with the United States District Court for the Southern District of Illinois in the coming weeks. Further, as part of these negotiations, and in order to obtain the protections provided by the draft consent decree, we have reached agreement with GD-OTS on our contribution to the United States’ claimed past response costs, for an immaterial sum, and have executed separate settlement and escrow agreements to memorialize the parties’ agreement with respect to the United States’ response costs. Negotiations remain ongoing between us and GD-OTS regarding a potential resolution of GD-OTS’ claim for costs that it has incurred and expects to incur in performing its obligations under the AOC. We at present cannot predict when any determination of the ultimate allocable share of GD-OTS response costs for which we may be liable is likely to be completed. None of these discussions address responsibility for the performance of, or payment of costs incurred in connection with, any remedial design or remedial action that may be required pursuant to the ROD (when it is ultimately issued). It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing coverage, subject to reservations of rights.
Other Proceedings
LyondellBasell Chemical Leak
In July 2023, Crane Company, along with certain of its subsidiaries (“Crane”), were added as defendants in ongoing product liability/personal injury lawsuits filed by 57 victims of a 2021 chemical leak incident that occurred at a LyondellBasell facility in La Porte, Texas. The multi-district lawsuits were consolidated for proceedings in state court in Harris County, Texas, and have been pending since 2021, when the initial set of defendants were sued. Crane is alleged to have manufactured a valve involved in the incident. Plaintiffs also added other defendants to the suits in July 2023 who allegedly either sold or serviced the subject valve or a valve accessory, and discovery for the newly added defendants began moving forward in February 2024. Crane has valid defenses, and insurance coverage that attaches after a modest self-insured retention. All of our insurance providers have been notified of this potential liability and have been cooperating with Crane as it engages in the litigation process. We have entered into a preliminary agreement to settle with a portion of the claimants. There is still uncertainty related to the ongoing litigation with the remaining claimants. We have recognized a liability as of September 30, 2024 for the settled claims, as well as an estimate for the remaining claims. The amount recognized to date and the ultimate settlement of the remaining claims is not expected to be material to Crane's financial statements. In conjunction with the liability, a corresponding receivable was recorded as these matters are fully insured. There is no material loss related to this matter as it is covered by insurance.
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, including government contracting violations, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. Other than as stated above, there were no additional liabilities to report.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Marion Site Hurricane and Recovery
In September 2024, our manufacturing site in Marion, North Carolina was directly affected by flooding from Hurricane Helene. Our insurance generally covers the repair or replacement of assets that suffered damage or loss and also provides business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered, subject to a $0.5 million deductible. The extent of the damage to the facility is still being assessed but the loss, net of insurance recoveries is not expected to be material. We are working with our insurance carrier to assess the damage and ascertain the amount of insurance recoveries due to us as a result of the damage and loss we incurred. These costs and insurance recoveries are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes the estimated loss from this event, net of insurance recoveries:

(in millions)	For the Three and Nine Months Ended September 30, 2024
Write-off of property, plant and equipment	$2.9
Write-off of inventory	0.8
Total expense	3.7
Insurance recoveries receivable (a)	3.2
Loss from natural disaster, net of insurance recoveries	$0.5
(a) A corresponding insurance receivable is recorded in Other current assets in the Condensed Consolidated Balance Sheets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Financing
Our debt consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Revolving facility	$85.0	$—
Total short-term borrowings	$85.0	$—

Term Facility (a)	$246.9	$248.5
Total long-term debt	$246.9	$248.5
(a) Debt issuance costs totaled $0.6 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

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

The Company made principal prepayments of $1.9 million on the Term Facility during the nine months ended September 30, 2024. The Company had net borrowings of $85.0 million under the Revolving Facility during the first nine months of 2024, with proceeds used primarily to fund the Vian and CryoWorks acquisitions and for general corporate and working capital purposes.

The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company was in compliance with all such covenants as of September 30, 2024.

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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $19.8 million and $11.3 million as of September 30, 2024 and December 31, 2023, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $0.4 million and $0.1 million as of September 30, 2024 and December 31, 2023, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and was $0.1 million as of December 31, 2023. The Company had no such derivative liability as of September 30, 2024.

Note 15 - Restructuring
In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions of approximately 160 employees, or about 2% of our global workforce. We expect to complete the program in the fourth quarter of 2024.
Our restructuring liability was $2.3 million and $4.7 million, as of September 30, 2024 and December 31, 2023, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions and Events
Marion Site Hurricane and Recovery
In September 2024, our manufacturing site in Marion, North Carolina was directly affected by flooding from Hurricane Helene. Our insurance generally covers the repair or replacement of assets that suffered damage or loss and also provides business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. The extent of the damage to the facility is still being assessed but the loss, net of insurance recoveries is not expected to be material. The recovery related to business interruption will be recognized when realized and received. We are working with our insurance carrier to assess the damage and ascertain the amount of insurance recoveries due to us as a result of the damage and loss we incurred, as such the timing of insurance proceeds may lag behind actual losses incurred. For the three months ended September 30, 2024, we incurred losses of $3.7 million related to the write-off of damaged property, equipment and inventory and have recorded an insurance receivable of $3.2 million, which is net of the $0.5 million deductible. These costs and insurance recoveries are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Acquisitions
Effective May 1, 2024, the Company completed the acquisition of CryoWorks, Inc. (“CryoWorks”) for $60.7 million on a cash-free and debt-free basis. On April 29, 2024, we borrowed approximately $50 million under the Company’s existing Revolving Facility to fund the CryoWorks acquisition. During the third quarter of 2024, the Company received $1.6 million from the seller related to a final working capital adjustment. CryoWorks, a leading supplier of vacuum insulated pipe systems for hydrogen and cryogenic applications, has been integrated into the Process Flow Technologies segment.
On January 2, 2024, the Company completed the acquisition of Vian Enterprises, Inc. (“Vian”) for $102.5 million on a cash-free and debt-free basis subject to potential additional payments of up to $7.5 million depending on the resolution of outstanding contingencies. On January 2, 2024, we borrowed $100 million under the Company’s existing Revolving Facility to fund the Vian acquisition. During the third quarter of 2024, the Company received $3.0 million from the seller related to a final working capital adjustment. Vian, a global designer and manufacturer of multi-stage lubrication pumps and lubrication system components technology for critical aerospace and defense applications with sole-sourced and proprietary content on the highest volume commercial and military aircraft platforms, has been integrated into the Aerospace & Electronics segment.
Outlook
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions, which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors.
For 2024, we expect a total year-over-year sales increase of approximately 11%, driven by approximately 5% to 7% core growth, and approximately 5% sales contribution from the Baum, Vian and CryoWorks acquisitions. We expect an improvement in operating profit driven primarily by lower transaction related expenses, productivity benefits, operating leverages on higher volumes, higher pricing net of inflation and contributions from acquisitions, partially offset by unfavorable mix.
Aerospace & Electronics
In 2024, we expect Aerospace & Electronics sales to increase in the mid-teens range compared to 2023, and inclusive of a 5% contribution from the Vian Enterprises, Inc. acquisition. We expect a substantial improvement in our commercial OEM business driven by higher aircraft build rates, and we expect an improvement in our commercial aftermarket business given continued recovery in airline flight hours. We expect our defense OEM sales to grow modestly, but the defense aftermarket businesses are expected to grow significantly given continued global geopolitical uncertainty which is driving increased demand to replace legacy product sales. We expect segment operating profit and operating margin to increase compared to 2023 driven primarily by the impact of operating leverage on higher volumes, higher pricing and productivity benefits.
Process Flow Technologies
In 2024, we expect Process Flow Technologies sales to increase low double-digits driven by contribution from the Baum lined piping GmbH and CryoWorks acquisitions, along with a mid-single digit increase in core sales.
We expect Process Valves and Related Products sales to increase in the low double-digit range compared to 2023, driven by mid- to high-single digit contribution from acquisitions, with mid-single digit cores sales growth driven primarily by sales to chemical and pharmaceutical end markets. We expect Commercial Valves sales to increase in the low- to mid-teens range as end markets in the U.K. begin to improve from the depressed levels, and we expect Pumps and Systems sales to increase

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in the low-single digit range compared to 2023. We expect an improvement in segment operating profit and operating margin compared to 2023, driven primarily by productivity, higher pricing net of inflation, partially offset by unfavorable mix.
Engineered Materials
In 2024, we expect Engineered materials sales to decline in the mid-single digit range, and operating profit, and operating margin are expected to be lower compared to last year driven by the deleverage on lower volumes, partially offset by higher productivity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Three Months Ended September 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the third quarter 2024 versus the third quarter 2023, unless otherwise specified.

	Third Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%(a)
Net sales	$597.2	$530.1	$67.1	12.7%

Cost of sales	359.2	326.9	(32.3)	(9.9)%
as a percentage of sales	60.1%	61.7%
Selling, general and administrative	132.8	126.9	(5.9)	(4.6)%
as a percentage of sales	22.2%	23.9%
Operating profit	105.2	76.3	28.9	37.9%
Operating margin	17.6%	14.4%

Other income (expense):
Interest income	1.5	1.5	—	NM
Interest expense	(7.3)	(4.8)	(2.5)	(52.1)%
Miscellaneous income, net	0.7	1.3	(0.6)	NM
Total other expense, net	(5.1)	(2.0)	(3.1)	(155.0)%
Income from continuing operations before income taxes	100.1	74.3	25.8	34.7%
Provision for income taxes	22.8	19.1	(3.7)	(19.4)%
Net income from continuing operations attributable to common shareholders	$77.3	$55.2	$22.1	40.0%
(a) Variances designated as “NM” indicates such calculation is not meaningful.

Sales increased by $67.1 million, or 12.7%, to $597.2 million in 2024. The period-over-period change in sales included:
•an increase in core sales of $31.8 million, or 6.0%, which was driven primarily by higher pricing, offset by lower volumes;
•an increase in sales related to the BAUM, Vian and CryoWorks acquisitions of $34.0 million, or 6.4%; and
•favorable foreign currency translation of $1.3 million, or 0.3%.
Cost of sales increased by $32.3 million, or 9.9%, to $359.2 million in 2024. The increase is primarily related to the impact from the BAUM, Vian and CryoWorks acquisitions of $26.4 million, or 8.1%, unfavorable mix of $13.1 million, or 4.0%, coupled with higher material, labor and other manufacturing costs $8.6 million, or 2.6%, partially offset by strong productivity gains $13.0 million, or 4.0%, and impact from lower volumes of $3.2 million, or 1.0%.
Selling, general and administrative expenses increased by $5.9 million, or 4.6%, to $132.8 million in 2024, primarily driven by the impact from the BAUM, Vian and CryoWorks acquisitions.
Operating profit increased by $28.9 million, or 37.9%, to $105.2 million in 2024. The increase is primarily due to higher pricing net of inflation of $24.7 million, or 32.4%, strong productivity gains of $14.1 million, or 18.5%, partially offset by unfavorable mix of $13.1 million, or 17.2%.
Our effective tax rate for the three months ended September 30, 2024, is lower than the prior year’s comparable period primarily due to lower non-U.S. taxes and lower statutorily non-deductible costs, partially offset by the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Our effective tax rate for the three months ended September 30, 2024 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Three Months Ended
	September 30,
(in millions)	2024	2023
Net income before allocation to noncontrolling interests	$77.3	$55.2
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	25.3	(15.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.0	3.6
Other comprehensive income (loss), net of tax	28.3	(12.1)
Comprehensive income before allocation to noncontrolling interests	105.6	43.1
Less: Noncontrolling interests in comprehensive income	0.1	—
Comprehensive income attributable to common shareholders	$105.5	$43.1
For the three months ended September 30, 2024, comprehensive income before allocation to noncontrolling interests was $105.6 million compared to $43.1 million in the same period of 2023. The $62.5 million increase was primarily driven by higher net income before allocation to noncontrolling interests of $22.1 million, and $41.0 million year-over-year favorable impact of foreign currency translation, primarily related to the British pound and euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Months Ended September 30,
Aerospace & Electronics

	Third Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
Commercial Original Equipment	$90.5	$75.8	$14.7	19.4%
Military Original Equipment	70.0	64.4	5.6	8.7%
Commercial Aftermarket Products	54.4	48.5	5.9	12.2%
Military Aftermarket Products	24.2	18.5	5.7	30.8%
Total net sales	$239.1	$207.2	$31.9	15.4%
Cost of sales	$144.8	$131.5	$(13.3)	(10.1)%
as a percentage of sales	60.6%	63.5%
Selling, general and administrative	$39.4	$35.5	$(3.9)	(11.0)%
as a percentage of sales	16.5%	17.1%
Operating profit	$54.9	$40.2	$14.7	36.6%
Operating margin	23.0%	19.4%

Supplemental Data:
Backlog (a)	$833.3	$677.9	$155.4	22.9%
(a) Includes $59.1 million of backlog as of September 30, 2024, pertaining to the Vian acquisition.
Sales increased $31.9 million, or 15.4%, to $239.1 million in 2024, primarily due to higher pricing and higher volumes of $20.8 million, or 10.0%, and the impact of the Vian acquisition of $11.0 million, or 5.3%.
•Sales of Commercial Original Equipment increased $14.7 million, or 19.4%, to $90.5 million in 2024, reflecting strong demand from aircraft manufacturers and the impact of the Vian acquisition, partially offset by component availability constraints.
•Sales of Military Original Equipment increased $5.6 million, or 8.7%, to $70.0 million in 2024, primarily reflecting strong demand from defense customers and the impact of the Vian acquisition.
•Sales of Commercial Aftermarket Products increased $5.9 million, or 12.2%, to $54.4 million in 2024, reflecting continued strong demand from the airlines due to improving air traffic and inventory restocking.
•Sales of Military Aftermarket Products increased $5.7 million, or 30.8%, to $24.2 million in 2024, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
Cost of sales increased by $13.3 million, or 10.1%, to $144.8 million in 2024, primarily reflecting the impact from the Vian acquisition of $9.8 million, or 7.5%, higher material, labor and other manufacturing costs of $3.6 million, or 2.7%, increased volumes of $2.1 million, or 1.6%, unfavorable mix of $3.0 million, or 2.3%, partially offset by strong productivity gains of $5.2 million, or 4.0%.
Selling, general and administrative expense increased by $3.9 million, or 11.0%, to $39.4 million in 2024, primarily related to higher administrative costs of $3.3 million, or 9.3%.
Operating profit increased by $14.7 million, or 36.6%, to $54.9 million in 2024. The increase primarily reflected the impact from higher pricing net of inflation and higher volumes of $11.4 million, or 28.4%, coupled with productivity gains net of unfavorable mix of $2.8 million, or 7.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	Third Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
Process Valves and Related Products	$234.9	$197.3	$37.6	19.1%
Commercial Valves	36.8	31.2	5.6	17.9%
Pumps and Systems	37.5	38.2	(0.7)	(1.8)%
Total net sales	$309.2	$266.7	$42.5	15.9%
Cost of sales	$176.5	$152.2	$(24.3)	(16.0)%
as a percentage of sales	57.1%	57.1%
Selling, general and administrative	$67.2	$63.3	$(3.9)	(6.2)%
as a percentage of sales	21.7%	23.7%
Operating profit	$65.5	$51.2	$14.3	27.9%
Operating margin	21.2%	19.2%

Supplemental Data:
Backlog (a)	$392.0	$352.9	$39.1	11.1%
(a) includes $19.2 million of backlog as of September 30, 2024 pertaining to the Baum and CryoWorks acquisitions.
Sales increased by $42.5 million, or 15.9%, to $309.2 million in 2024, primarily driven by the impact of the BAUM and CryoWorks acquisitions of $23.0 million, or 8.6%, higher core sales of $18.3 million, or 6.9%, primarily driven by higher pricing, and to a lesser extent by favorable foreign currency translation of $1.1 million, or 0.4%.
•Sales of Process Valves and Related Products increased by $37.6 million, or 19.1%, to $234.9 million in 2024, primarily driven by the impact of the BAUM and CryoWorks acquisitions and higher core sales.
•Sales of Commercial Valves increased by $5.6 million, or 17.9%, to $36.8 million in 2024, reflecting an increase in core sales driven by higher volumes and pricing.
Cost of sales increased by $24.3 million, or 16.0%, to $176.5 million, primarily related to the impact of the BAUM and CryoWorks acquisitions of $16.6 million, or 10.9%, unfavorable mix of $9.6 million, or 6.3%, higher material, labor and other manufacturing costs of $3.7 million, or 2.4%, partially offset by productivity gains of $6.9 million, or 4.5%.
Selling, general and administrative expenses increased by $3.9 million, or 6.2%, to $67.2 million, primarily driven by the impact of the BAUM and CryoWorks acquisitions of $5.2 million, or 8.2%, partially offset by other net cost savings and productivity gains of $1.8 million, or 2.8%.
Operating profit increased by $14.3 million, or 27.9%, to $65.5 million in 2024. The increase is primarily due to higher pricing net of inflation and higher volumes of $14.6 million, or 28.5%, productivity gains and other net cost savings of $7.9 million, or 15.4%, partially offset by unfavorable mix of $9.6 million, or 18.8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engineered Materials

	Third Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
FRP - Recreational Vehicles	$15.7	$19.6	$(3.9)	(19.9)%
FRP - Building Products	27.5	27.5	—	—%
FRP - Transportation	5.7	9.1	(3.4)	(37.4)%
Total net sales	$48.9	$56.2	$(7.3)	(13.0)%
Cost of sales	$37.6	$43.3	$5.7	13.2%
as a percentage of sales	76.9%	77.0%
Selling, general and administrative	$5.1	$5.2	$0.1	1.9%
as a percentage of sales	10.4%	9.3%
Operating profit	$6.2	$7.7	$(1.5)	(19.5)%
Operating margin	12.7%	13.7%

Supplemental Data:
Backlog	$12.3	$14.6	$(2.3)	(15.8)%
Sales decreased $7.3 million, or 13.0%, to $48.9 million in 2024, reflecting lower volumes partially offset by higher pricing. The decrease was primarily driven by lower sales in Recreational vehicle and Transportation end markets.
Cost of sales decreased $5.7 million, or 13.2%, to $37.6 million in 2024, primarily related to lower volumes of $6.1 million or 14.1%, partially offset by higher material, labor and other manufacturing costs of $0.8 million, or 1.8%.
Operating profit decreased by $1.5 million, or 19.5%, to $6.2 million in 2024, primarily reflecting the impact from lower volumes of $3.2 million, or 41.6%, and higher pricing net of inflation and productivity gains, partially offset by unfavorable mix of $1.8 million, or 23.4%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Nine Months Ended September 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first nine months of 2024 versus the first nine months of 2023, unless otherwise specified.

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%(a)
Net sales	$1,743.7	$1,553.5	$190.2	12.2%

Cost of sales	1,061.3	942.3	(119.0)	(12.6)%
as a percentage of sales	60.9%	60.7%
Selling, general and administrative	391.2	394.3	3.1	0.8%
as a percentage of sales	22.4%	25.4%
Operating profit	291.2	216.9	74.3	34.3%
Operating margin	16.7%	14.0%
Other income (expense):
Interest income	4.0	3.2	0.8	25.0%
Interest expense	(21.9)	(16.7)	(5.2)	(31.1)%
Miscellaneous income (expense), net	0.5	(0.5)	1.0	NM
Total other expense, net	(17.4)	(14.0)	(3.4)	(24.3)%
Income from continuing operations before income taxes	273.8	202.9	70.9	34.9%
Provision for income taxes	60.1	48.5	(11.6)	(23.9)%
Net income from continuing operations attributable to common shareholders	$213.7	$154.4	$59.3	38.4%
(a) Variances designated as “NM” indicates such calculation is not meaningful.
Sales increased by $190.2 million, or 12.2%, to $1,743.7 million in 2024. The year-over-year change in sales included:
•an increase in core sales of $99.8 million, or 6.4%, which was driven primarily by higher pricing, and to a lesser extent, higher volume; and
•an increase in sales related to the BAUM, Vian and CryoWorks acquisitions of $88.6 million, or 5.7%.
Cost of sales increased by $119.0 million, or 12.6%, to $1,061.3 million in 2024. The increase is primarily related to the impact from the BAUM, Vian and CryoWorks acquisitions of $74.1 million, or 7.9%, coupled with higher material, labor and other manufacturing costs of $61.3 million, or 6.5%, unfavorable mix of $16.0 million, or 1.7%, and higher volumes of $4.5 million, or 0.5%, partially offset by strong productivity gains of $37.7 million, or 4.0%.
Selling, general and administrative expenses decreased by $3.1 million, or 0.8%, to $391.2 million in 2024, primarily driven by a decrease in administrative expenses of $15.5 million, or 3.9%, related to the absence of expenses related to the Separation, offset by higher selling costs of $12.4 million, or 3.1%.
Operating profit increased by $74.3 million, or 34.3%, to $291.2 million in 2024. The increase is primarily due to strong productivity gains of $40.9 million, or 18.9%, the absence of expenses related to the Separation and net higher pricing to a lesser extent of $33.2 million, or 15.3%, coupled with higher volumes of $12.9 million, or 5.9%, and, partially offset by unfavorable mix of $16.0 million, or 7.4%.

Our effective tax rate for the nine months ended September 30, 2024, is lower than the prior year’s comparable period primarily due to lower non-U.S. taxes and lower statutorily non-deductible costs, partially offset by the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Our effective tax rate for the nine months ended September 30, 2024 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Net income before allocation to noncontrolling interests	$213.7	$206.5
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	9.6	(2.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	9.0	8.9
Other comprehensive income, net of tax	18.6	6.6
Comprehensive income before allocation to noncontrolling interests	232.3	213.1
Less: Noncontrolling interests in comprehensive income	—	(0.2)
Comprehensive income attributable to common shareholders	$232.3	$213.3
For the nine months ended September 30, 2024, comprehensive income before allocations to noncontrolling interests was $232.3 million compared to $213.1 million in the same period of 2023. The $19.2 million increase was primarily driven by a $11.9 million favorable impact of foreign currency translation, primarily related to the British pound and euro and higher net income before allocation to noncontrolling interests of $7.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Nine Months Ended September 30,
Aerospace & Electronics

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
Commercial Original Equipment	$264.6	$214.1	$50.5	23.6%
Military Original Equipment	208.3	189.1	19.2	10.2%
Commercial Aftermarket Products	157.4	127.2	30.2	23.7%
Military Aftermarket Products	65.6	46.1	19.5	42.3%
Total net sales	$695.9	$576.5	$119.4	20.7%
Cost of sales	$430.4	$359.1	$(71.3)	(19.9)%
as a percentage of sales	61.8%	62.3%
Selling, general and administrative	$109.6	$101.3	$(8.3)	(8.2)%
as a percentage of sales	15.7%	17.6%
Operating profit	$155.9	$116.1	$39.8	34.3%
Operating margin	22.4%	20.1%
Sales increased $119.4 million, or 20.7%, to $695.9 million in 2024, primarily due to higher volumes and pricing of $88.6 million, or 15.4%, and the impact of the Vian acquisition of $30.7 million, or 5.3%.
•Sales of Commercial Original Equipment increased $50.5 million, or 23.6%, to $264.6 million in 2024, reflecting strong demand from aircraft manufacturers and the impact of the Vian acquisition, partially offset by material availability constraints.
•Sales of Military Original Equipment increased $19.2 million, or 10.2%, to $208.3 million in 2024, primarily reflecting strong demand from defense and space customers and the impact of the Vian acquisition.
•Sales of Commercial Aftermarket Products increased $30.2 million, or 23.7%, to $157.4 million in 2024, reflecting continued strong demand from the airlines due to improving air traffic and inventory restocking.
•Sales of Military Aftermarket Products increased $19.5 million, or 42.3%, to $65.6 million in 2024, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
Cost of sales increased by $71.3 million, or 19.9%, to $430.4 million in 2024, primarily reflecting higher material, labor and other manufacturing costs of $36.7 million, or 10.2%, the impact from the Vian acquisition of $29.0 million, or 8.1%, increased volumes of $21.9 million, or 6.1%, partially offset by productivity gains of $15.3 million, or 4.3%, and favorable mix of $1.3 million, or 0.4%.
Selling, general and administrative expense increased by $8.3 million, or 8.2%, to $109.6 million in 2024, primarily related to higher administrative costs of $8.1 million, or 8.0%.
Operating profit increased by $39.8 million, or 34.3%, to $155.9 million in 2024, the increase primarily reflected the impact from higher volumes of $25.6 million, or 22.0%, coupled with productivity gains of $17.0 million, or 14.6%, partially offset by higher material, labor and other manufacturing costs net of higher pricing of $3.2 million, or 2.8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
Process Valves and Related Products	$675.6	$597.6	$78.0	13.1%
Commercial Valves	103.4	90.5	12.9	14.3%
Pumps and Systems	112.2	113.2	(1.0)	(0.9)%
Total net sales	$891.2	$801.3	$89.9	11.2%
Cost of sales	$511.4	$451.7	$(59.7)	(13.2)%
as a percentage of sales	57.4%	56.4%
Selling, general and administrative	$197.9	$184.5	$(13.4)	(7.3)%
as a percentage of sales	22.2%	23.0%
Operating profit	$181.9	$165.1	$16.8	10.2%
Operating margin	20.4%	20.6%

Sales increased by $89.9 million, or 11.2%, to $891.2 million in 2024, primarily driven by the impact of the BAUM and CryoWorks acquisitions of $57.9 million, or 7.2%, higher core sales of $30.3 million, or 3.8%, primarily driven by higher pricing.
•Sales of Process Valves and Related Products increased by $78.0 million, or 13.1%, to $675.6 million in 2024, primarily driven by the impact of the BAUM and CryoWorks acquisitions of $57.9 million, or 9.7%, and higher core sales of $20.8 million, or 3.5%, driven by higher pricing.
•Sales of Commercial Valves increased by $12.9 million, or 14.3%, to $103.4 million in 2024, primarily driven by increase in core sales of $10.4 million, or 11.5%, and favorable foreign currency translation of $2.5 million, or 2.8%, as the British pound strengthened against the U.S. dollar.
Cost of sales increased by $59.7 million, or 13.2%, to $511.4 million, primarily related to the impact of the BAUM and CryoWorks acquisitions of $45.1 million, or 10.0%, higher material, labor and other manufacturing costs of $21.0 million, or 4.6%, unfavorable mix of $16.9 million, or 3.7%, partially offset by productivity gains of $20.0 million, or 4.4%, and the impact of lower volumes of $3.8 million, or 0.8%.
Selling, general and administrative expense increased by $13.4 million, or 7.3%, to $197.9 million, primarily driven by the impact of the BAUM and CryoWorks acquisitions of $12.6 million, or 6.8%.
Operating profit increased by $16.8 million, or 10.2%, to $181.9 million in 2024. The increase is primarily due to productivity gains and other cost savings of $25.5 million, or 15.4%, higher net pricing of $13.3 million, or 8.1%, partially offset by unfavorable mix of $16.9 million, or 10.2%, and the impact of lower volumes of $5.3 million, or 3.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Engineered Materials

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
FRP - Recreational Vehicles	$51.4	$57.1	$(5.7)	(10.0)%
FRP - Building Products	85.7	91.1	(5.4)	(5.9)%
FRP - Transportation	19.5	27.5	(8.0)	(29.1)%
Total net sales	$156.6	$175.7	$(19.1)	(10.9)%
Cost of sales	$119.2	$131.6	$12.4	9.4%
as a percentage of sales	76.1%	74.9%
Selling, general and administrative	$15.8	$15.2	$(0.6)	(3.9)%
as a percentage of sales	10.1%	8.7%
Operating profit	$21.6	$28.9	$(7.3)	(25.3)%
Operating margin	13.8%	16.4%

Sales decreased $19.1 million, or 10.9%, to $156.6 million in 2024, reflecting lower volumes. The decrease was primarily driven by lower sales in all end markets.
Cost of sales decreased by $12.4 million, or 9.4%, to $119.2 million, primarily related to lower volumes of $13.6 million, or 10.3%, partially offset by higher material, labor and other manufacturing costs, unfavorable mix, net of productivity gains of $1.2 million, or 0.9%.
Operating profit decreased by $7.3 million, or 25.3%, to $21.6 million in 2024, primarily reflecting the impact of lower volumes of $7.5 million, or 26.0%, partially offset by higher net pricing, productivity gains, net of unfavorable mix of $0.3 million, or 1.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Net cash (used for) provided by:
Operating activities from continuing operations	$63.8	$33.9
Investing activities from continuing operations	(181.6)	(29.1)
Financing activities	44.5	(415.7)
Discontinued operations	—	30.5
Effect of exchange rates on cash and cash equivalents	1.9	(3.4)
Decrease in cash and cash equivalents	$(71.4)	$(383.8)

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
We have available borrowing capacity of $800 million under a 5-year revolving credit facility (“Revolving Facility”) through March 2028 and a $300 million, 3-year term loan facility (“Term Facility”) through March 2026. At September 30, 2024, there was $247 million outstanding under the Term Facility and $85 million outstanding under the Revolving Facility. For more information regarding our borrowings under the Revolving Facility in connection with our acquisitions, see “Recent Transactions – “Acquisitions” above.

Operating Activities
Cash provided by operating activities from continuing operations was $63.8 million in the first nine months of 2024, as compared to $33.9 million during the same period last year. The increase in cash provided by operating activities from continuing operations was primarily driven by the $61.7 million increase in net income from continuing operations adjusted for the exclusion of non-cash items, partially offset by an increase in working capital investments of $26.1 million.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for capital expenditures and acquisitions of businesses. Cash used for investing activities from continuing operations was $181.6 million in the first nine months of 2024, as compared to $29.1 million in the comparable period of 2023. The increase in cash used for investing activities is primarily related to the acquisition of Vian for $99.5 million and the acquisition of CyroWorks for $59.1 million.
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

Cash provided by financing activities was $44.5 million during the first nine months of 2024 compared to cash used for financing activities of $415.7 million in the comparable period of 2023. The increase in cash provided by financing activities was driven by:

•$578.1 million related to the Distribution of Crane NXT, Co. in the prior year;
•$11.9 million decrease in dividends paid, reflecting a lower dividend per share established on April 3, 2023 in connection with the Separation;
•$7.5 million decrease in payments for debt issuance costs; offset by
•$118.1 million decrease in net borrowings; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•$19.2 million increase in payments for taxes related to net share settlements of equity awards, net of proceeds from stock options.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2024, there were no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2024. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

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

CRANE COMPANY
REGISTRANT

Date
October 31, 2024	By	/s/ Max H. Mitchell
Max H. Mitchell
Chairman, President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
October 31, 2024		Richard A. Maue
Executive Vice President and Chief Financial Officer