Form 10-K
period 2024-12-31
Crane Co
filed 2025-02-27
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐         No    ☒
Based on the closing stock price of $144.98 on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $7,030,617,496.
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 57,398,023 at January 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•The effect of changes in economic conditions in the markets in which we operate, including financial market conditions, end markets for our products, fluctuations in raw material prices, inflationary pressures, supply chain disruptions and access to key raw materials, tariffs, higher interest rates and the financial condition of our customers and suppliers;
•Economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States;
•Competitive pressures, including the need for technology improvement, successful new product development and introduction, impact from pricing strategies and/or any inability to pass increased costs of raw materials, including tariffs, to customers;
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
•A reduction in congressional appropriations that affect defense spending;
•The ability of the U.S. government to terminate our government contracts;
•Information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information;
•The impact of governmental regulations and failure to comply with those regulations;
•Our ability to achieve some or all the benefits that we expect to achieve from our business separation;

•Adverse effects of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate;

•The outcomes of legal proceedings, claims and contract disputes;

•Investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and

•Adverse effects as a result of further increases in environmental remediation activities, costs and related claims.

Part I
Reference herein to “Crane,” “we,” “us” and “our” refer to Crane Company and our subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, square feet, number of properties, share and per share data, or unless otherwise stated.

Executive Officers of the Registrant

Name	Position	Business Experience	Age	Crane Executive Officer Since
Max H. Mitchell	Chairman, President and Chief Executive Officer	President, Chief Executive Officer and Director since April 2023. President, Chief Executive Officer and Director of Crane Holdings, Co. from 2014 until April 3, 2023. President and Chief Operating Officer from 2013 through 2014. Executive Vice President and Chief Operating Officer from 2011 to 2013.	61	2004
Alejandro A. Alcala	Executive Vice President and Chief Operating Officer	Executive Vice President, Chief Operating Officer since December 2024. Executive Vice President, Aerospace and Electronics, Engineered Materials, Process Flow Technologies and Regional Presidents since from April 2023 to December 2024. Executive Vice President, Aerospace and Electronics, Engineered Materials, Process Flow Technologies and Regional Presidents of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President, Process Flow Technologies and operations in China, India and the Middle East & Africa from March 2020 to January 2023. President, Crane ChemPharma & Energy from 2014 to March 2020. President, Crane Pumps & Systems from 2013 to 2014.	50	2020
Anthony M. D'Iorio	Executive Vice President, General Counsel and Secretary	Executive Vice President, General Counsel and Secretary since April 2023. Executive Vice President, General Counsel and Secretary of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President from February 2021 through January 2023. Vice President, General Counsel and Secretary from February 2018 to 2023. Deputy General Counsel from 2013 through February 2018. Assistant General Counsel from 2005 through 2013.	61	2018
Jason D. Feldman	Senior Vice President, Investor Relations, Treasury and Tax	Senior Vice President, Investor Relations, Treasury and Tax since April 2024. Vice President, Treasurer & Investor Relations from November 2022 through April 2024. Vice President, Investor Relations from April 2020 through April 2024. Director, Investor Relations from March 2014 through April 2020.	50	2024
Richard A. Maue	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer since February 2023. Executive Vice President and Chief Financial Officer of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President, Aerospace and Electronics from January 2019 through January 2023. Chief Financial Officer since 2013. Principal Accounting Officer from 2007 through May 2019. Vice President - Finance from 2013 through January 2019.	54	2007
Marijane Papanikolaou	Vice President, Controller and Principal Accounting Officer	Vice President, Controller and Principal Accounting Officer since April 2023. Vice President, Corporate Controller of Pitney Bowes from 2018 to April 2023.	54	2023
Tamara S. Polmanteer	Executive Vice President, Chief Human Resources Officer	Executive Vice President and Chief Human Resources Officer since February 2023. Executive Vice President and Chief Human Resources Officer of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President, from 2021 through January 2023. Chief Human Resources Officer since March 2021. Chief Human Resources Officer of Aleris from 2016 through 2020. Senior Vice President, Chief Human Resource Officer of Daymon Worldwide from 2011 through 2016.	59	2021

Item 1. Business
General
Crane Company has delivered innovation and technology-led solutions for customers since its founding in 1855. Today, Crane is a leading manufacturer of highly engineered components for challenging, mission-critical applications focused on the aerospace, defense, space and process industry end markets. The Company has two reporting segments: Aerospace & Electronics (“A&E”) and Process Flow Technologies (“PFT”).

We have been committed to the highest standards of business conduct since our inception in 1855 when our founder, R.T. Crane, resolved “to conduct my business in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees; and to put my whole mind upon the business.”

Our strategy is to grow earnings and cash flow by focusing on the development and manufacturing of highly engineered industrial products for specific markets where our scale is a relative advantage, and where we can compete based on our proprietary and differentiated technology, our deep vertical expertise, and our responsiveness to unique and diverse customer needs. We continuously evaluate our portfolio, pursue acquisitions that complement our existing businesses and selectively divest businesses where appropriate. We strive to foster a performance-based culture focused on productivity and continuous improvement, to attract and retain a committed management team whose interests are directly aligned with those of our shareholders, and to maintain a focused and efficient corporate structure.

We operate a comprehensive set of business processes, philosophies and operational excellence tools to drive continuous improvement throughout our businesses (collectively, the Crane Business System). Beginning with a core value of integrity, we incorporate “Voice of the Customer” learnings (specific processes designed to capture our customers’ requirements) and a broad range of tools into a disciplined strategy deployment process to continuously improve safety, quality, delivery, cost and growth. An embedded intellectual capital development process helps ensure that we attract, develop, promote and retain the right talent to drive continuity and repeatable results.

Recent Transactions
Divestiture of Engineered Materials
On January 1, 2025, the Company completed the sale of the Engineered Materials segment. We determined that the Engineered Materials segment met the criteria of being reported as a discontinued operation as of December 31, 2024. As a result, the related assets, liabilities and operating results of Engineered Materials are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity are presented on a continuing operations basis. See Item 8 under Note 3, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for additional details.
Acquisitions
On November 1, 2024, the Company completed the acquisition of Technifab Products, Inc. (“Technifab”). Technifab is a leading provider of vacuum insulated pipe systems and valves for cryogenic applications. Technifab has been integrated into the Process Flow Technologies segment.
On May 1, 2024, the Company completed the acquisition of CryoWorks, Inc. (“CryoWorks”). CryoWorks is a leading supplier of vacuum insulated pipe systems for hydrogen and cryogenic applications. CryoWorks has been integrated into the Process Flow Technologies segment.
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
Aerospace & Electronics
The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace, and the military aerospace, defense and space markets. The commercial market and military market accounted for 61% and 39%, respectively, of total segment sales in 2024. Sales to original equipment manufacturers ("OEMs") and aftermarket customers were 67% and 33%, respectively, in 2024.
We provide mission critical systems that require high reliability and high accuracy, such as pressure sensors for aircraft engine control, aircraft braking systems for commercial aircraft and fighter jets, power conversion solutions for defense and space applications and lubrication systems for the harshest and most hazardous environmental conditions. Crane Company has invented many of the fundamental technologies that are now the industry standard in the areas where we compete, with a track record for performance, reliability and innovation. A&E’s integrated capabilities include the following:

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
•Microwave Solutions: Designs and manufactures high-performance radio frequency and intermediate frequency components and millimeter-wave systems and subsystems for defense, space and commercial end-use customers.

A&E has a long-term growth profile driven by positions on market leading platforms, recent new program wins and continued investment in technology readiness. The segment is also positioned to benefit from underlying market growth driven by increasing new commercial aircraft deliveries, air passenger travel growth, defense investment, ongoing maintenance, repair and overhaul organizations requirements and emerging applications in the space market, as well as a strong trend driving greater electrification for aerospace and defense applications. Our unique position to drive sustained growth is driven by differentiated technology investment focused on high-growth market segments, including next-generation aircraft engines, advanced ground and sea-based radar systems, Low Earth Orbit satellite constellations, as well as high-power and bi-directional power conversion for numerous emerging commercial and military applications, including more-electric and hybrid-electric ground vehicles and hybrid-electric and pure electric-propulsion aircraft.
Facilities are located in the United States, Taiwan, and France.
Process Flow Technologies
The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Pumps and Systems and Commercial Valves.

•Process Valves and Related Products: Manufactures a wide range of on/off isolation valves, including check valves, sleeved plug valves, lined valves, process ball valves, high performance butterfly valves, bellows sealed globe valves, aseptic and industrial diaphragm valves and multi / quarter-turn valve actuation. Other related products include lined pipe, fittings and hoses, vacuum jacketed air operated diaphragm and peristaltic pumps, instrumentation and sampling systems, valve positioning and control systems, vacuum insulated pipe systems and valve diagnostic and calibration systems. Across the portfolio, the primary focus is on chemical, pharmaceutical, cryogenic and general industrial end markets. Manufacturing facilities, along with sales and service centers, are located across North America, Europe, the Middle East, Asia and Australia.
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

Our portfolio strategically targets the higher growth and less cyclical chemical, pharmaceutical, cryogenic, water and wastewater and general industrial industries. We expect these segments to outgrow the overall process market, driven by investment in sustainability and clean energy, aging infrastructure, tightening wastewater regulations and an aging population with a growing demand for healthcare.
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
Our products are sold into primary end markets which include aerospace, defense and space, process industries, non-residential and municipal construction, along with a wide range of general industrial end markets. As such, our revenues depend on numerous unpredictable factors, including changes in market demand, general economic conditions, customer capital spending, timing and amount of contract awards and credit availability. Since our products are sold in such a wide variety of markets, we do not believe that we can reliably quantify or predict the potential effects of changes in any of the aforementioned factors. Our engineering and product development activities are focused on improving existing products, customizing existing products for particular customer requirements, as well as the development of new products. We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property, no one of which is of such importance that termination would materially affect our business. From time to time, however, we do engage in litigation to protect our intellectual property.
Raw Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and certain petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces have at times, including in 2024, caused increases in the costs of key raw materials, there have been no raw materials shortages that have had a material adverse impact on our business. We believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at acceptable costs. For a further discussion of risks related to raw materials, please refer to Item 1A. “Risk Factors.”

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
Human Capital Resources
To remain a leading manufacturer of highly engineered industrial products, it is important that we continue to attract, develop, and retain exceptional talent across our global enterprise consistent with our culture.
The Company has a diverse global workforce located in 23 countries, spanning five continents. At December 31, 2024, we employed approximately 7,300 persons worldwide, of which substantially all were full time employees. In the United States, we employed approximately 4,200 people across 34 locations. At December 31, 2024, approximately 5% of our U.S. employees were represented by a union under a collective bargaining agreement. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
To maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our associates. We are committed to developing our associates personally and professionally by leveraging a structured and disciplined Intellectual Capital (“IC”) process. Our regular IC cadence includes constructive reviews and various talent and leadership development initiatives conducted by the executive management team and provided throughout an associate’s career. Succession planning is a key benefit of our intellectual capital process across all functions. We are also committed to an inclusive and high-performance culture at all levels of the organization, based on trust and respect.
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
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, including recently announced and threatened tariffs on certain raw materials, levels of consumer and business confidence, commodity prices and availability, inflationary pressures, exchange rates, levels of government spending and deficits, political conditions, and other challenges that could affect the global economy, including the ongoing conflict in the Middle East as well as impacts associated with any economic sanctions imposed against Russia, in response to their invasion of the Ukraine. These economic and geopolitical conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations, grow through operations or refinance maturing debt balances at economically favorable interest rates. In addition, restrictions on credit availability could adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. See “Specific Risks Related to Our Business Segments.”
Demand for our products is variable and subject to factors beyond our control, which could result in unanticipated events significantly impacting our results of operations.
A substantial portion of our sales is subject to market conditions which may cause customer demand for our products to fluctuate. Reductions in demand from these industries would reduce the sales and profitability of the affected business segments.
•In our Aerospace & Electronics segment, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of spare parts from our businesses. In addition, our Aerospace & Electronics segment could be impacted to the extent that our major aircraft manufacturing customers encounter problems which impact their production rates and, correspondingly, reduce purchases of our products, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices and/or extend payment terms; in addition, demand for military and defense products is dependent upon government spending in certain areas which can vary year to year.
•Our Process Flow Technologies segment is dependent on global economic conditions, customer capital spending and commodity prices. Deterioration in any of these economic factors could result in sales and profits falling below our current outlook.
In addition, a major hurricane, earthquake, tornado, wildfire, flood, drought or other natural disaster or severe weather event could seriously disrupt our business and impact our results of operations and cash flows.
We conduct a substantial portion of our business outside the U.S. and face risks inherent in non-domestic operations.
Net sales by destination outside the U.S. from continuing operations were 43.2% of our consolidated amounts in 2024. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, our operations outside the U.S. are subject to the risks associated with conducting business internationally, including, but not limited to:
•Changes in the U.S. government's approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies (such as those recently announced or threatened by various countries) has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•Economic and political instability, including the risk of geopolitical conflict or territorial incursions, in the countries and regions in which we operate;
•The risks of fluctuations in foreign currency exchange rates, primarily the euro and the British pound, could adversely affect our reported results, primarily in our Process Flow Technologies segment, as amounts earned in other countries are translated into U.S. dollars for reporting purposes; and
• Any pandemics or public health emergencies could result in disruptions to global supply chains, delays in supplier deliveries, higher raw material prices, delays in deliveries to customers, travel restrictions, site access and quarantine restrictions, and employee absences. The extent to which public health emergencies could impact our operations and financial performance is highly uncertain and would depend on future developments, including the duration of any such public health emergency, potential actions taken by governmental authorities, and how quickly economic conditions stabilize;
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
Our operations require significant amounts of necessary components and raw materials. We deploy a continuous, company-wide process to source our components and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. Consistent with the rest of the aerospace and defense industry, our A&E business has been experiencing, and may continue to experience, supply chain disruptions from an insufficient availability of certain components and raw materials. If we are unable to timely source these components or raw materials, our operations may be disrupted, or we could experience a delay or temporary stoppage in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from significant changes in demand; more stringent regulatory requirements; supplier financial condition; increases in duties and tariff costs; disruptions in transportation; an outbreak of a severe public health pandemic; severe weather; and the occurrence or threat of wars, could have an adverse effect on our financial condition, results of operations and cash flows.
The prices of our components and raw materials could fluctuate dramatically, which may adversely affect our profitability.
The costs of certain components and raw materials that are critical to our profitability can be volatile, which can have a significant impact on our profitability. The costs in our business segments are affected by fluctuations in the price of metals such as steel and copper as well as other raw materials such as resin and electronic components; cost are also impacted by imposed tariffs, which are often unpredictable. We have seen a period of sustained price increases for components and raw materials that may continue into the future as demand increases and supply may remain constrained, notably in our A&E segment, which has resulted in, and may continue to result in, increased costs for us. While we have taken actions aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical components and raw materials increase or we are unable to pass increased costs of components and raw materials to customers, our operating profit could be adversely affected.
Any pandemics or public health emergencies could result in disruptions to global supply chains, delays in supplier deliveries, higher raw material prices, delays in deliveries to customers, travel restrictions, site access and quarantine restrictions, and employee absences. The extent to which public health emergencies could impact our operations and financial performance is highly uncertain and would depend on future developments, including the duration of any such public health emergency, potential actions taken by governmental authorities, and how quickly economic conditions stabilize.
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
We are required to comply with various import and export control laws, which may affect transactions with certain customers. In certain circumstances, export control and economic sanctions, and other trade-related regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. A failure to comply with these requirements might result in suspension of associated contracts and suspension or debarment from government contracting or subcontracting. For example, compliance with regulations related to the sourcing of conflict-free minerals mined from the democratic Republic of Congo and adjoining countries could limit the pool of suppliers who can provide conflict-free minerals to us, and as a result, may cause us to incur additional expenses and may create challenges for us to obtain conflict-free minerals at competitive prices. In addition, we are subject to the Foreign Corrupt Practices Act, which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business or securing any improper advantage. We are also subject to the anti-bribery laws of other jurisdictions. Failure to comply with any of these and similar regulations could result in civil and criminal liability, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.
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
As of December 31, 2024, we had goodwill and other intangible assets, net of accumulated amortization, of $821.5 million, which represented approximately 31% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have an adverse effect on our financial condition and results of operations.
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
Total net periodic pension cost and pension contributions were $4.3 million and $16.6 million, respectively in 2024. The costs of our defined benefit pension plans are dependent upon various factors, including rates of return on investment assets, discount rates for future payment obligations, and expected mortality, among other things. In addition, funding requirements for benefit obligations of our pension plans are subject to legislative and other government regulatory actions. Variances in related estimates could have an adverse effect on our financial condition, results of operations and cash flows.
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
Our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of December 31, 2024, we had approximately $247.5 million of indebtedness that bears interest at variable rates. As of December 31, 2024, a hypothetical 1% increase in prevailing interest rates would increase our 2024 interest expense by approximately $2.5 million.
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
We are subject to income taxes in the U.S. and various international jurisdictions. Our financial condition, results of operations and cash flow could be affected by changes to tax laws, regulations, accounting principles and judicial rulings, the geographic mix of our earnings, the valuation of our deferred tax assets and liabilities, and the results of audits and examinations of previously filed tax returns. By way of example, the Organization for Economic Co-operation and Development has been coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. While various countries have implemented legislation as of January 1, 2025, we currently do not expect a resulting material change to our tax liabilities in the near term as additional jurisdictions enact such legislation, nor do we expect our effective tax rate and cash tax payments to significantly increase in future years. We continue to monitor evolving tax legislation in the jurisdictions in which we operate.
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
Commercial aircraft are procured primarily by airlines, and airline capital spending can be affected by a number of factors including credit availability and related cost, current and expected fuel prices, and current and forecast air traffic demand levels. Air traffic levels are affected by a different array of factors including general economic conditions and global corporate travel spending, although other non-economic events can also adversely impact airline traffic, including terrorism or pandemic health concerns. Our commercial business is also affected by the market for business jets where demand is typically tied to corporate profitability levels, and the freight markets which are most heavily influenced by general economic conditions. Demand for our commercial aftermarket business is closely tied to total aircraft flight hours. Any decrease in demand for new aircraft or equipment, or use of existing aircraft and equipment, would result in decreased sales of our products and services. In addition, our commercial business could also be impacted to the extent that our major aircraft manufacturing customers encounter problems which impact their production rates and, correspondingly, reduce purchases of our products, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices and/or extend payment terms.
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
We rely on certain subcontractors and suppliers to provide and produce raw materials, integrated components and sub-assemblies. If one or more of our suppliers or subcontractors continue to experience delivery delays or other performance problems, we may be unable to meet commitments to our customers and our financial position, results of operations and cash flows may be adversely impacted. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier's control, such as geopolitical developments, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.
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
A portion of this segment’s business is subject to government contracting rules and regulations. Failure to comply with these requirements could result in suspension or debarment from government contracting or subcontracting, civil and criminal liability, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to export products and services, or damage to our reputation. At our foreign operations, results could also be adversely impacted by a weakening of local currencies against the U.S. dollar. Our Process Flow Technologies business has the greatest exposure to the euro and British pound, and lesser exposure to several other currencies.
Item 1B. Unresolved Staff Comments
None

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Our cybersecurity program is staffed by a team of skilled cybersecurity professionals, including ~20 dedicated internal cybersecurity resources. Four members of the security team currently have Certified Information Systems Security Professional (CISSP) credentials, many hold one or more Global Information Assurance Certification (GIAC)/The Sans Institute (SANS) cybersecurity certificates, and in total the team has over 70 security and network certifications. Our response team members are in various global locations to ensure 24/7 monitoring and response capabilities and are backed by a 24/7 Managed Security Services Provider (MSSP) who monitors cybersecurity alerts.
We educate and share best practices globally with our employees to raise awareness of cybersecurity threats. As part of our internal training process, we maintain annual training for all employees on cybersecurity standards, as well provide monthly trainings on how to recognize and properly respond to phishing, social engineering schemes and other cyber threats. The Company uses advanced systems to block and analyze all email for threats, as well as equip our employees with an intuitive mechanism to easily report suspicious emails which are analyzed by our security systems and dedicated incident response team. Monthly “test” phishing emails are sent to our associates. Any failures trigger a retraining exercise if not properly reported and a monthly training vignette on cybersecurity awareness. To round out our robust awareness program, we have specific and regular training for our IT professionals, and we regularly engage independent third parties to test our information security processes and systems as part of our overall enterprise risk management program.
Crane Company was separated from its parent company, Crane Holdings, on April 3, 2023, and since the separation and during the preceding 5 years as Crane Holdings, no attempted cyber-attack or other attempted intrusion on our information technology networks has resulted in a material adverse impact on our operations or financial results, in any penalties or settlements, or in the loss or exfiltration of Company data. In the event an attack or other intrusion were to be successful, we have a response team of internal and external resources engaged and prepared to respond. The Company maintains cyber risk and related insurance policies as a measure of added protection.
Cybersecurity Governance
The cybersecurity program is led by Crane Company’s Chief Information Security Officer, who regularly reports to our executive team about our program, including a review of cyber threat trends, our information security organization and staffing, and the status of ongoing efforts and investments to strengthen our cybersecurity defenses.
We utilize a risk-based, multi-layered information security framework following the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and the Center for Internet Security (CIS) critical security controls. We have adopted and implemented a systematic approach measuring ourselves against this multi-layered framework which we formally review on a quarterly basis (monthly updates as necessary) to identify and mitigate security risks that we believe are commercially reasonable for manufacturing companies of our size and scope and commensurate with the risks we face. In addition, we provide a minimum of two formal program updates each year to the Audit Committee of our Board of Directors.

.

Item 2. Properties

The following is a summary of our principal facilities as of December 31, 2024:

	Facilities - Owned
Location	Aerospace & Electronics		Process Flow Technologies		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	6	724,240	8	854,133	—	—	14	1,578,373
Europe	—	—	6	616,755	—	—	6	616,755
Other international	—	—	4	509,925	—	—	4	509,925
	6	724,240	18	1,980,813	—	—	24	2,705,053
Non-Manufacturing
United States	—	—	2	98,510	—	—	2	98,510
Europe	—	—	2	73,780	—	—	2	73,780
Other international	—	—	—	—	—	—	—	—
	—	—	4	172,290	—	—	4	172,290

	Facilities - Leased
Location	Aerospace & Electronics		Process Flow Technologies		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	1	62,880	6	137,639	—	—	7	200,519
Canada	—	—	1	20,572	—	—	1	20,572
Europe	1	19,418	4	603,790	—	—	5	623,208
Other international	1	63,653	2	111,594	—	—	3	175,247
	3	145,951	13	873,595	—	—	16	1,019,546
Non-Manufacturing
United States	2	8,348	6	186,765	3	29,228	11	224,341
Canada	—	—	1	11,198	—	—	1	11,198
Europe	2	9,915	9	92,294	—	—	11	102,209
Other international	—	—	18	161,087	—	—	18	161,087
	4	18,263	34	451,344	3	29,228	41	498,835
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
Crane Company common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol "CR". As of December 31, 2024, there were 1,438 holders of record of Crane Company common stock.
Stock Performance Graph
The following graph sets forth the cumulative total stockholder return to Crane Company’s stockholders for the period beginning April 3, 2023, the date of the Separation, through December 31, 2024, as well as the corresponding returns on the S&P 500 Index and the S&P 400 MidCap Capital Goods Index.
The graph assumes that the value of the investment in the common stock and each index was $100 on April 3, 2023, and that all dividends were reinvested.

	4/3/2023	12/31/2023	12/31/2024
Crane Company	$100.00	$159.16	$205.56
S&P 500	100.00	117.03	146.29
S&P 400 Midcap Capital Goods Index	100.00	126.09	145.33
Purchases of Equity Securities
Neither the Company nor any "affiliated purchaser" repurchased any shares of Company common stock during the year ended December 31, 2024.
Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6. [RESERVED]
Not applicable.

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
Crane Company has delivered innovation and technology-led solutions for customers since its founding in 1855. Today, Crane is a leading manufacturer of highly engineered components for challenging, mission-critical applications focused on the aerospace, defense, space and process industry end markets. The Company has two reporting segments: Aerospace & Electronics and Process Flow Technologies.
Our strategy is to grow earnings and cash flow by focusing on the development and manufacturing of highly engineered industrial products for specific markets where our scale is a relative advantage, and where we can compete based on our proprietary and differentiated technology, our deep vertical expertise, and our responsiveness to unique and diverse customer needs. We continuously evaluate our portfolio, pursue acquisitions that complement our existing businesses and are accretive to our growth profile, selectively divest businesses where appropriate, and pursue internal mergers to improve efficiency. We strive to foster a performance-based culture focused on productivity and continuous improvement, to attract and retain a committed management team whose interests are directly aligned with those of our shareholders, and to maintain a focused, efficient corporate structure.
We will continue to execute this strategy while remaining committed to the values of our founder, R.T. Crane, who resolved to conduct business "in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees; and to put my whole mind upon the business."
References to changes in “core sales” or “core growth” in this report include sales and the change in sales excluding the impact of foreign currency translation as well as acquisitions and divestitures from closing up to the first anniversary, of such acquisitions or divestitures.
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures.
Recent Events and Transactions
Divestiture of Engineered Materials
Effective on January 1, 2025, the Company completed the sale of the Engineered Materials segment to KPS Capital Partners, L.P (“KPS”) for approximately $208.0 million, on a cash-free and debt-free basis. We determined that the Engineered Materials segment met the criteria of being reported as a discontinued operation as of December 31, 2024. As a result, the related assets, liabilities and operating results of Engineered Materials are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity are presented on a continuing operations basis. See Item 8 under Note 3, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for additional detail.
Marion Site Hurricane Damage and Recovery
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
For the year ended December 31, 2024, we incurred losses and expenses of $23.3 million related to damages caused by the hurricane, which included professional fees to restore and maintain the site and the write-off of damaged property, equipment and inventory. For the year ended December 31, 2024 we have received insurance recoveries of $20.0 million and have an insurance receivable of $2.8 million, which is net of the $0.5 million deductible. These costs and insurance recoveries are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Separation
On April 3, 2023, Crane Holdings, Co. completed the Separation into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (the “Separation”). Crane Holdings, Co. was separated into two independent, publicly-traded companies in a transaction in which Crane Holdings, Co. retained its Payment & Merchandising Technologies segment (Crane NXT) and spun-off its Aerospace & Electronics, Process Flow Technologies and Engineered Materials segments to Crane Holdings, Co. stockholders (Crane Company).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Acquisitions and Items Affecting Comparability of Reported Results
The comparability of our results for the years ended December 31, 2024, 2023 and 2022 is affected by the following significant items:
Acquisitions
On November 1, 2024, the Company completed the acquisition of Technifab Products, Inc. (“Technifab”). Technifab, is a leading provider of vacuum insulated pipe systems and valves for cryogenic applications. Technifab has been integrated into the Process Flow Technologies segment.
On May 1, 2024, the Company completed the acquisition of CryoWorks, Inc. (“CryoWorks”). CryoWorks, is a leading supplier of vacuum insulated pipe systems for cryogenic and hydrogen applications. CryoWorks has been integrated into the Process Flow Technologies segment.
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
Divestiture of asbestos-related assets and liabilities
On August 12, 2022, we recognized a loss on the divestiture of asbestos-related assets and liabilities of $162.4 million. Please refer to item 8 under Note 13, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion.
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
Restructuring and Related (Gains) Charges, net
In 2022, we recorded net pre-tax restructuring and related charges of $8.2 million primarily related to modest cost reduction efforts across our businesses in response to continued macroeconomic uncertainty. There were no new restructuring programs in 2024 and 2023.
Transaction Related Expenses
In 2024, we recorded pre-tax transaction related expenses of $8.4 million primarily related to the Vian, CryoWorks and Technifab acquisitions and the divestiture of the Engineered Materials segment.
In 2023, we recorded pre-tax transaction related expenses of $39.3 million primarily related to the separation.
In 2022, we recorded pre-tax transaction related expenses of $48.3 million most of which related to the planned separation, coupled with expenses associated with defeasing the asbestos liability and, to a lesser extent, divestiture costs related to the intended sale of Engineered Materials and the completed sale of Crane Supply.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations - For the Years ended December 31, 2024, 2023 and 2022

	For the year ended December 31,			2024 vs 2023 Favorable / (Unfavorable) Change		2023 vs 2022 Favorable / (Unfavorable) Change
(in millions, except %)	2024	2023	2022	$	%(a)	$	%(a)
Net sales:
Aerospace & Electronics	$932.7	$789.3	$667.3	$143.4	18.2%	$122.0	18.3%
Process Flow Technologies	1,198.5	1,072.8	1,109.4	125.7	11.7%	(36.6)	(3.3)%
Total net sales	$2,131.2	$1,862.1	$1,776.7	$269.1	14.5%	$85.4	4.8%
Sales growth:
Core business				$156.0	8.4%	$175.3	9.9%
Foreign exchange				2.9	0.2%	0.5	—%
Acquisitions/dispositions				110.2	5.9%	(90.4)	(5.1)%
Total sales growth				$269.1	14.5%	$85.4	4.8%
Cost of sales	$1,263.4	$1,111.1	$1,115.5	$(152.3)	(13.7)%	$4.4	0.4%
Selling, general and administrative	$512.0	$500.6	$493.5	$(11.4)	(2.3)%	$(7.1)	(1.4)%
Loss on divestiture of asbestos-related assets and liabilities	$—	$—	$162.4	$—	NM	$162.4	NM
Operating profit:
Aerospace & Electronics	$209.0	$159.0	$120.3	$50.0	31.4%	$38.7	32.2%
Process Flow Technologies	240.3	208.5	168.2	31.8	15.3%	40.3	24.0%
Corporate expense(b) (c)	(93.5)	(117.1)	(283.2)	23.6	20.2%	166.1	58.7%
Total operating profit	$355.8	$250.4	$5.3	$105.4	42.1%	$245.1	NM
Operating margin:
Aerospace & Electronics	22.4%	20.1%	18.0%
Process Flow Technologies	20.1%	19.4%	15.2%
Total operating margin	16.7%	13.4%	0.3%

(a) Variances designated as “NM” indicates such calculation is not meaningful.
(b) For the years ended December 31, 2024, 2023 and 2022, Corporate expense included transaction related expenses of $9.8 million, $41.5 million and $40.5 million, respectively.
(c) For the year ended December 31, 2022, Corporate expense included a $162.4 million loss on the divestiture of asbestos-related assets and liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERALL
2024 compared with 2023
Sales increased by $269.1 million, or 14.5%, to $2,131.2 million in 2024. The year-over-year higher sales included:
•an increase in core sales of $156.0 million, or 8.4%, which was driven primarily by higher pricing and to a lesser extent higher volumes;
•an increase in sales related to the BAUM, Vian, CryoWorks, and Technifab acquisitions of 110.2 million, or 5.9%; and
•favorable foreign currency translation of 2.9 million, or 0.2%.
Cost of sales increased by $152.3 million, or 13.7%, to $1,263.4 million in 2024. The increase is primarily related to the impact from the BAUM, Vian, CryoWorks, and Technifab acquisitions of $90.5 million, or 8.1%, coupled with higher material, labor and other manufacturing costs of $60.5 million, or 5.4%, higher volumes of $24.8 million, or 2.2%, and unfavorable mix of $22.1 million, or 2.0%, partially offset by strong productivity gains of $46.6 million, or 4.2%.
Selling, general and administrative expenses increased by $11.4 million, or 2.3%, to $512.0 million in 2024, primarily driven by higher merit increases, investments in core businesses and the BAUM, Vian, CryoWorks, and Technifab acquisitions, partially offset by the absence of expenses related to the Separation.
Operating profit increased by $105.4 million, or 42.1%, to $355.8 million in 2024. The increase is primarily due to strong productivity gains of $51.0 million, or 20.4%, the absence of expenses related to the Separation and net higher pricing of $46.2 million, or 18.5%, coupled with higher volumes of $26.7 million, or 10.7%, partially offset by unfavorable mix of $22.0 million, or 8.8%.
2023 compared with 2022
Sales increased by $85.4 million, or 4.8%, to $1,862.1 million in 2023. The year-over-year higher sales included:
•an increase in core sales of $175.3 million, or 9.9%, which was driven primarily by higher pricing;
•an increase in sales related to the October 2023 acquisition of BAUM of $15.4 million, or 0.9%;
•favorable foreign currency translation of $0.5 million, and
•a decrease in sales related to the May 2022 divestiture Crane Supply of $105.8 million, or 6.0%.
Cost of sales decreased by $4.4 million, or 0.4%, to $1,111.1 million in 2023. The decrease is primarily related to the sale of Crane Supply of $66.1 million, or 5.9% and strong productivity gains of $34.7 million, or 3.1%, partially offset by an increase in material, labor and other manufacturing costs of $56.2 million, or 5.0%, unfavorable mix net of savings of $23.2 million, or 2.1% and higher volumes of $16.0 million, or 1.4%.
Selling, general and administrative expenses increased by $7.1 million, or 1.4%, to $500.6 million in 2023, reflecting an $17.8 million, or 3.6%, increase in administrative expenses primarily related to the Separation, partially offset by the net impact of the sale of Crane Supply $11.2 million, or 2.3%.
Operating profit increased by $245.1 million, to $250.4 million in 2023. The increase is primarily related to the absence of loss on divestiture of asbestos-related assets and liabilities of $162.4 million, an increase in core sales primarily driven by higher pricing net of inflation of $68.9 million and strong productivity of $38.9 million, partially offset by unfavorable mix of $27.4 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive income

(in millions) For the year ended December 31,	2024	2023	2022
Net income attributable to common shareholders	$294.7	$255.9	$401.1
Other comprehensive income (loss), net of tax
Currency translation adjustment	(30.6)	20.7	(93.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	26.5	10.0	30.0
Other comprehensive income (loss), net of tax	(4.1)	30.7	(63.3)
Comprehensive income before allocation to noncontrolling interests	290.6	286.6	337.8
Less: Noncontrolling interests in comprehensive income	(0.2)	(0.1)	(0.2)
Comprehensive income attributable to common shareholders	$290.8	$286.7	$338.0
For the year ended December 31, 2024, comprehensive income before allocation to noncontrolling interests was $290.6 million compared to $286.6 million in 2023. The $4.0 million increase was primarily driven by $38.8 million of higher net income before allocation to noncontrolling interests, a $16.5 million increase primarily related to changes in pension discount rates and a $51.3 million unfavorable impact of foreign currency translation adjustments, primarily related to the British pound and euro.
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
AEROSPACE & ELECTRONICS

(in millions, except %) For the year ended December 31,	2024	2023	2022
Net sales by product line:
Commercial Original Equipment	$349.4	$291.4	$250.5
Military Original Equipment	273.1	252.4	231.2
Commercial Aftermarket Products	218.5	180.2	129.3
Military Aftermarket Products	91.7	65.3	56.3
Total net sales	$932.7	$789.3	$667.3
Cost of sales	$574.4	$495.2	$417.7
Selling, general and administrative	$149.3	$135.1	$129.3
Operating profit	$209.0	$159.0	$120.3
Assets	$896.2	$744.6	$663.3
Backlog	$863.8	$700.9	$613.1
Operating margin	22.4%	20.1%	18.0%
2024 compared to 2023
Aerospace & Electronics sales increased $143.4 million, or 18.2%, to $932.7 million in 2024, primarily due to higher volumes and pricing of $102.7 million, or 13.0%, and the impact of Vian acquisition of $40.6 million, or 5.1%. The commercial market and military market accounted for 61% and 39%, respectively, of total segment sales in 2024. Sales to OEM and aftermarket customers in 2024 were 67% and 33% of total segment sales, respectively.
•Sales of Commercial Original Equipment increased by $58.0 million, or 19.9%, to $349.4 million in 2024, primarily reflecting strong demand from aircraft manufacturers and the impact of the Vian acquisition.
•Sales of Military Original Equipment increased by $20.7 million, or 8.2%, to $273.1 million in 2024, primarily reflecting strong demand from defense and space customers and the impact of the Vian acquisition.
•Sales of Commercial Aftermarket Products increased by $38.3 million, or 21.3%, to $218.5 million in 2024, primarily reflecting continued strong demand from airlines due to improving air traffic volumes.
•Sales of Military Aftermarket Products increased by $26.4 million, or 40.4%, to $91.7 million in 2024, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cost of sales increased $79.2 million, or 16.0%, to $574.4 million in 2024 compared to 2023, primarily reflecting higher material, labor and other manufacturing costs of $40.0 million, or 8.1%, the impact from the Vian acquisition of $38.1 million, or 7.7%, increased volumes of $25.1 million, or 5.1%, partially offset by productivity gains of $20.3 million, or 4.1%, and favorable mix of $3.8 million, or 0.8%.
Selling, general and administrative expense increased by $14.2 million, or 10.5%, to $149.3 million in 2024, primarily related to higher selling and administrative costs of $19.2 million, or 14.2%, offset by lower engineering costs of $5.0 million, or 3.7%.
Operating profit increased $50.0 million, or 31.4%, to $209.0 million in 2024, the increase primarily reflected the impact from higher volumes of $29.3 million, or 18.4%, coupled with productivity gains of $22.7 million, or 14.3%, partially offset by higher material, labor and other manufacturing costs net of higher pricing of $5.0 million, or 3.1%.
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
Cost of sales increased $77.5 million, or 18.6%, to $495.2 million in 2023 compared to 2022, primarily reflecting $48.7 million, or 11.7%, of increased material, labor and other manufacturing costs, increased volumes of $29.3 million, or 7.0% and unfavorable mix of $10.1 million, or 2.4%, partially offset by $11.1 million, or 2.7% of productivity gains.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

(in millions, except %) For the year ended December 31,	2024	2023	2022
Net sales by product line:
Process Valves and Related Products	$913.3	$811.3	$749.8
Commercial Valves	137.9	116.4	232.2
Pumps and Systems	147.3	145.1	127.4
Total net sales	$1,198.5	$1,072.8	$1,109.4
Cost of sales	$689.0	$615.9	$697.8
Selling, general and administrative	$269.2	$248.4	$243.4
Operating profit	$240.3	$208.5	$168.2
Assets	$1,265.0	$1,164.5	$1,064.7
Backlog	$376.4	$379.0	$368.8
Operating margin	20.1%	19.4%	15.2%

2024 compared to 2023
Sales increased by 125.7 million, or 11.7%, to $1,198.5 million in 2024, primarily driven by the impact of the BAUM, CryoWorks, and Technifab acquisitions of $69.6 million, or 6.5%, higher core sales of $53.3 million, or 5.0%, primarily driven by higher pricing, and to a lesser extent by favorable foreign currency translation of $2.8 million, or 0.2%.
•Sales of Process Valves and Related Products increased by $102.0 million, or 12.6%, to $913.3 million in 2024, primarily driven by the impact of the BAUM, CryoWorks and Technifab acquisitions of $69.6 million, or 8.6%, and higher core sales of $33.4 million, or 4.1%, driven by higher pricing.
•Sales of Commercial Valves increased by $21.5 million, or 18.5%, to $137.9 million in 2024, primarily driven by increase in core sales of $17.5 million, or 15.0%, and favorable foreign currency translation of $4.0 million, or 3.4%, as the British pound strengthened against the U.S. dollar.
•Sales of Pumps and Systems increased by $2.2 million, or 1.5%, to $147.3 million in 2024, reflecting an increase in core sales primarily driven by higher pricing.
Cost of sales increased by $73.1 million, or 11.9%, to $689.0 million, primarily reflecting the impact of the BAUM, CryoWorks, and Technifab acquisitions of $52.4 million, or 8.5%, unfavorable mix of $25.9 million, or 4.2%, and higher material, labor and other manufacturing costs of $20.4 million, or 3.3%, partially offset by productivity gains of $26.3 million, or 4.3%.
Selling, general and administrative expense increased by $20.8 million, or 8.4%, to $269.2 million, primarily driven by the impact of the BAUM, CryoWorks, and Technifab acquisitions of $16.3 million, or 6.6%, and higher selling expenses net of productivity and cost savings of $4.4 million, or 1.8%.
Operating profit increased by 31.8 million, or 15.3%, to $240.3 million in 2024. The increase is primarily due to productivity gains of $28.3 million, or 13.6%, and higher net pricing of $27.7 million, or 13.3%, partially offset by unfavorable mix of $25.9 million, or 12.4%.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE

(in millions) For the year ended December 31,	2024	2023	2022
Corporate expense	$(93.5)	$(117.1)	$(120.8)
Loss on divestiture of asbestos-related assets and liabilities	—	—	(162.4)
Total Corporate expense	$(93.5)	$(117.1)	$(283.2)
Total Corporate expense decreased by $23.6 million, or 20.2%, in 2024, primarily reflecting the absence of separation related expenses of $19.4 million or 16.6%.
Total Corporate expense decreased by $166.1 million, or 58.7%, in 2023, primarily related to the absence of the loss on divestiture of asbestos related assets and liabilities of $162.4 million, or 57.3%.
INTEREST AND MISCELLANEOUS INCOME, NET

(in millions) For the year ended December 31,	2024	2023	2022
Interest income	$5.5	$5.1	$3.2
Interest expense	$(27.2)	$(22.7)	$(10.1)
Gain on sale of business	$—	$—	$232.5
Miscellaneous income, net	$4.4	$0.3	$5.6
2024 compared to 2023
Interest expense increased by $4.5 million, or 19.8%, primarily due to incremental borrowings under the revolving credit facility during 2024 to fund acquisitions. Miscellaneous income, net, increased $4.1 million, primarily due to favorable settlements under the tax matters agreement resulting from the Separation.
2023 compared to 2022
Interest expense increased by $12.6 million, or 124.7%, primarily due to interest on the $300 million, 3-year term loan facility. Miscellaneous expense, net, decreased $5.3 million, or 94.6%, primarily reflecting the absence of the 2022 $7.5 million termination fee paid to the Company related to the termination of agreement to sell the Engineered Materials segment.
INCOME TAX

(in millions, except %) For the year ended December 31,	2024	2023	2022
Income before tax — U.S.	$207.0	$127.1	$(117.2)
Income before tax — non-U.S.	131.5	106.0	353.7
Income before tax — worldwide	$338.5	$233.1	$236.5
Provision for income taxes	$70.3	$57.2	$70.1
Effective tax rate	20.8%	24.5%	29.6%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

(in millions) For the year ended December 31,	2024	2023	2022
Net cash provided by (used for):
Operating activities from continuing operations	$257.8	$162.1	$(498.8)
Investing activities from continuing operations	(230.0)	(128.8)	288.4
Financing activities from continuing and discontinued operations	(49.7)	(423.2)	106.0
Discontinued operations	11.8	58.3	322.8
Effect of exchange rates on cash and cash equivalents	(11.3)	3.6	(39.4)
(Decrease) increase in cash and cash equivalents	$(21.4)	$(328.0)	$179.0

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
The Company raised the 2025 annual dividend by 12% to $0.92 per share.
Our current cash balance, together with cash we expect to generate from future operations and borrowing capacity available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund expected pension contributions.
Operating Activities
Cash provided by operating activities from continuing operations, a key source of our liquidity, was $257.8 million in 2024, compared to $162.1 million in 2023. The increase in cash provided by operating activities from continuing operations was primarily driven by the $109.1 million increase in net income from continuing operations, adjusted for the exclusion of non-cash items.
Cash provided by operating activities from continuing operations was $162.1 million in 2023, compared to cash used for operating activities from continuing operations of $498.8 million in 2022. The increase in cash provided by operating activities from continuing operations was primarily driven by the $550.0 million payment in 2022 related to the divestiture of the asbestos-related assets and liabilities and, to a lesser extent, the $108.6 million increase in net income adjusted for the exclusion of non-cash items.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for capital expenditures, acquisitions of businesses and cash provided by divestitures of businesses or assets. Cash used for investing activities from continuing operations was $230.0 million in 2024, compared to $128.8 million in 2023. The increase in cash used for investing activities is primarily related to the acquisition of Vian for $99.5 million, the acquisition of CryoWorks for $59.1 million and the acquisition of Technifab for $38.8 million, partially offset by the 2023 acquisition of BAUM for $90.5 million.
Cash used for investing activities from continuing operations was $128.8 million in 2023, compared to cash provided by investing activities from continuing operations of $288.4 million in 2022. The increase in cash used for investing activities is primarily related to the absence of $318.1 million in proceeds from the sale of Crane Supply in 2022, the acquisition of BAUM for $90.5 million and higher capital expenditures of $5.7 million.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, repayments of indebtedness, proceeds from our Credit Facilities and proceeds from the issuance of common stock in connection with employee stock plans. During the year 2023, financing cash flows also includes activities associated with the distribution of Crane NXT, Co. in support of the Separation.
Cash used by financing activities was $49.7 million in 2024, compared to $423.2 million in 2023. The decrease in cash used for financing activities was driven by:
•$578.1 million related to the Distribution of Crane NXT, Co. in the prior year;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•$10.4 million decrease in dividends paid, reflecting a lower dividend per share established on April 3, 2023 in connection with the Separation;
•$9.0 million decrease in payments for debt issuance costs; offset by
•$201.3 million decrease in net borrowings; and
•$22.7 million increase in payments for taxes related to net share settlements of equity awards, net of proceeds from stock options.
Cash used for financing activities was $423.2 million in 2023, compared to cash provided by financing activities of $106.0 million in 2022. Cash used for financing activities in 2023 was driven by:
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
Financing Arrangements
Total net debt was $247.0 million and $248.5 million as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, our total debt to total capitalization ratio was 13.1%, computed as follows:

(in millions)
Total debt	$247.0
Equity	1,641.0
Capitalization	$1,888.0

Total indebtedness to capitalization	13.1%
See Item 8 under Note 14, “Financing,” in the Notes to Consolidated Financial Statements for details regarding our financing arrangements.
Credit Ratings
As of December 31, 2024, we have not sought a rating from the credit agencies, and we have no immediate plans to do so. Although the Company is currently unrated, we believe that we have adequate access to capital through the bank market and our current Revolving Credit Facility.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our short-term and long-term debt agreements and rent payments required under operating lease agreements from continuing operations. The following table summarizes our fixed cash obligations as of December 31, 2024:

	Payment due by Period
(in millions)	Total	2025	2026	2027	2028	2029	2030 and after
Debt (a)	$247.5	$—	$247.5	$—	$—	$—	$—
Operating lease payments	84.9	16.4	14.6	13.5	10.0	6.9	23.5
Purchase obligations	226.6	215.0	9.3	0.5	0.2	0.3	1.3
Pension and postretirement benefits (b)	515.8	51.8	51.9	53.0	54.2	51.7	253.2
Other long-term liabilities reflected on Consolidated Balance Sheets (c)	—	—	—	—	—	—	—
Total	$1,074.8	$283.2	$323.3	$67.0	$64.4	$58.9	$278.0
(a) Debt includes scheduled principal payments.
(b) Pension benefits are primarily funded by the respective pension trusts. Pension benefits are included through 2035.
(c) As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term environmental liability of $8.6 million, gross unrecognized tax benefits of $8.4 million and related gross interest and penalties of $2.7 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OUTLOOK - CONTINUING OPERATIONS
Overall
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions, which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors.
For 2025, we expect a total year-over-year sales increase of approximately 5%, driven by approximately 4% to 6% core growth, and an acquisition benefit of approximately 1% to 2%, partially offset by an approximate 1% headwind from foreign exchange. We expect an improvement in operating profit driven primarily by productivity benefits, operating leverages on higher volumes, lower transaction related expenses, higher pricing net of inflation and contributions from the Technifab and CryoWorks acquisitions, partially offset by unfavorable mix mainly in our Aerospace & Electronics segment (discussed below).
Aerospace & Electronics
In 2025, we expect Aerospace & Electronics sales to increase in the high single-digit range compared to 2024. We expect a substantial improvement in our commercial OEM business driven by higher aircraft build rates, and our military OEM business driven by continued global geopolitical uncertainty which is driving increased demand. We expect growth in our commercial and military aftermarket businesses driven by continued high utilization of aircraft, but at decelerating rates compared to 2023 and 2024 due to increasingly challenging year-over-year comparisons. We expect segment operating profit and operating margin to increase compared to 2024 driven primarily by productivity benefits and the impact of operating leverage on higher volumes, partially offset by unfavorable mix as we expect higher growth in OEM shipments compared to the higher profit aftermarket product shipments.
Process Flow Technologies
In 2025, we expect Process Flow Technologies sales to increase approximately 4% to 5% driven by low- to mid-single digit core sales growth, a 2% to 3% contribution from the Technifab and CryoWorks acquisitions, partially offset by approximately 1% of unfavorable foreign exchange.
We expect Process Valves and Related Products sales to increase in the mid-single digit range compared to 2024, driven by contributions from the Technifab and CryoWorks acquisitions, as well as demand in the Chemical, Pharmaceutical, Industrial and Cryogenic markets. We expect Commercial Valves sales to increase in the low- to mid-single digit range driven primarily by higher demand in the UK and Europe for water infrastructure, and we expect Pumps and Systems sales to increase in the mid-single digit range compared to 2024, driven by demand across the business’ end markets. We expect an improvement in segment operating profit and operating margin compared to 2024, driven primarily by strong productivity and higher pricing net of inflation.

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
When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated monthly. In 2024, the Company recognized approximately $108.0 million in revenue over time related to contracts in progress as of December 31, 2024.
These estimates are subject to uncertainties and require judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2024, 2023 or 2022 was material to the Consolidated Statement of Operations for such annual periods.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Goodwill and Other Intangible Assets. As of December 31, 2024, we had $661.6 million of goodwill and $159.9 million of net intangible assets, of which $21.4 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2023, we had $576.4 million of goodwill and $87.1 million of net intangible assets, of which $22.1 million were intangibles with indefinite useful lives, consisting of trade names.
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2024, we had four reporting units. At December 31, 2024, Goodwill of $171.3 million related to the Engineered Materials reporting unit was classified as held for sale. Please refer to Note 3, “Discontinued Operations” in the Notes to Consolidated Financial Statements for further discussion.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.0% and 9.5% (a weighted average of 9.2%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions.
There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2024, 2023 or 2022.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Environmental. For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2024 is substantially all for the former manufacturing site in Goodyear, Arizona (the "Goodyear Site"). Estimates of our environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider our prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, our environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. During the fourth quarter of 2019, we received conceptual agreement from the EPA on an alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The total estimated gross liability was $16.4 million and $20.7 million as of December 31, 2024 and 2023, respectively.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. We have recorded a receivable of $3.0 million and $3.8 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as of December 31, 2024 and 2023, respectively.
Pension Plans. In the United States, we sponsor a defined benefit pension plan that covers approximately 13% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans cover approximately 10% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.
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
The net periodic pension cost was $4.3 million and $11.2 million in 2024 and 2023, respectively, and net periodic pension benefit of $2.3 million in 2022. The net periodic pension cost decreased in 2024 compared to 2023, primarily driven by lower

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
interest costs and curtailments for U.S. plans and higher expected return on assets for both U.S. and Non U.S. Plans. Employer cash contributions were $16.6 million, $18.1 million and $17.8 million in 2024, 2023 and 2022, respectively.
Holding all other factors constant, a decrease in the expected long-term rate of return on plan assets by 0.25 percentage points would have increased 2024 pension expense by $1.1 million for U.S. pension plans and $0.6 million for non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to determine net periodic pension cost by 0.25 percentage points would have increased 2024 pension expense by less than $0.1 million for U.S. pension plans and $0.1 million for non-U.S. pension plans.
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
Total net debt outstanding was $247.0 million as of December 31, 2024. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to;

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
•As of December 31, 2024, a hypothetical 1% increase in prevailing interest rates would increase our variable rate interest expense by approximately $2.5 million.
•Based on a sensitivity analysis as of December 31, 2024, a 10% change in the foreign currency exchange rates for the year ended December 31, 2024 would have impacted our net earnings by approximately $10.6 million, due primarily to the British pound and euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2024, and issued their related attestation report which is included herein.

/s/ Max H. Mitchell
Max H. Mitchell
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard A. Maue
Richard A. Maue
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Section 302 certifications of the Company’s Chief Executive Officer and its Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Crane Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crane Company and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue – Over-Time Basis — Refer to Note 1 to the financial statements

Audit Matter Description

The Company recognizes revenue as they fulfill their performance obligations and transfer control of products to their customers. The Company has certain revenue contracts with the U.S. government or indirectly to the U.S. government through subcontracts. The clauses of those contracts stipulate that any amounts included in work-in-progress are the property of the U.S. government as they own any work-in progress as the contracted product is being built. The Company uses the cost-to-cost method of determining their progress, measuring progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. In 2024, the Company recognized approximately $108 million in revenue over time related to contracts in progress as of December 31, 2024.

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

•We developed an independent estimate of the future costs and margin at completion, for certain of the over-time service contracts, based on similar contracts and compared our estimates to the estimates of management.

•We evaluated management’s ability to estimate future costs and margins at completion accurately by comparing actual costs and margins at completion for similar contracts that were previously completed to management’s historical estimates for such contracts.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 27, 2025

We have served as the Company's auditor since 1979.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2024	2023	2022
Net sales	$2,131.2	$1,862.1	$1,776.7
Operating costs and expenses:
Cost of sales	1,263.4	1,111.1	1,115.5
Selling, general and administrative	512.0	500.6	493.5
Loss on divestiture of asbestos-related assets and liabilities	—	—	162.4
Operating profit	355.8	250.4	5.3
Other income (expense):
Interest income	5.5	5.1	3.2
Interest expense	(27.2)	(22.7)	(10.1)
Gain on sale of business	—	—	232.5
Miscellaneous income, net	4.4	0.3	5.6
Total other (expense) income, net	(17.3)	(17.3)	231.2
Income from continuing operations before income taxes	338.5	233.1	236.5
Provision for income taxes	70.3	57.2	70.1
Net income from continuing operations attributable to common shareholders	268.2	175.9	166.4
Income from discontinued operations, net of tax (Note 3)	26.5	80.0	234.7
Net income attributable to common shareholders	$294.7	$255.9	$401.1

Earnings per basic share:
Earnings per basic share from continuing operations	$4.69	$3.10	$2.95
Earnings per basic share from discontinued operations	0.46	1.41	4.16
Earnings per basic share	$5.15	$4.51	$7.11

Earnings per diluted share:
Earnings per diluted share from continuing operations	$4.60	$3.06	$2.91
Earnings per diluted share from discontinued operations	0.45	1.39	4.10
Earnings per diluted share	$5.05	$4.45	$7.01

Average shares outstanding:
Basic	57.2	56.7	56.4
Diluted	58.3	57.5	57.2
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in millions)	2024	2023	2022
Net income attributable to common shareholders	$294.7	$255.9	$401.1
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(30.6)	20.7	(93.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	26.5	10.0	30.0
Other comprehensive (loss) income, net of tax	(4.1)	30.7	(63.3)
Comprehensive income before allocation to noncontrolling interests	290.6	286.6	337.8
Less: Noncontrolling interests in comprehensive income	(0.2)	(0.1)	(0.2)
Comprehensive income attributable to common shareholders	$290.8	$286.7	$338.0
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	Balance as of December 31,
(in millions, except shares and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$306.7	$329.6
Accounts receivable, net	339.1	297.7
Inventories, net	380.4	343.9
Other current assets	159.1	100.3
Current assets held for sale	217.9	19.3
Total current assets	1,403.2	1,090.8
Property, plant and equipment, net	261.3	244.5
Long-term deferred tax assets	11.2	20.5
Intangible assets, net	159.9	87.1
Goodwill	661.6	576.4
Other assets	144.7	133.2
Long-term assets held for sale	—	198.9
Total assets	$2,641.9	$2,351.4

Liabilities and equity
Current liabilities:
Accounts payable	188.2	156.9
Accrued liabilities	303.2	260.5
U.S. and foreign taxes on income	7.9	14.3
Current liabilities held for sale	44.1	35.4
Total current liabilities	543.4	467.1
Long-term debt	247.0	248.5
Accrued pension, postretirement benefits and post-employment benefits	69.6	115.0
Long-term deferred tax liability	34.8	36.1
Other liabilities	106.1	105.2
Long-term liabilities held for sale	—	19.2
Commitments and contingencies (Note 13)
Equity:
Common shares, par value $1.00; 66,475,307 shares authorized; 57,290,198 and 56,919,443 shares issued and outstanding in 2024 and 2023, respectively	57.3	56.9
Capital surplus	425.5	398.2
Retained earnings	1,217.8	960.7
Accumulated other comprehensive loss	(61.9)	(58.0)
Total shareholders’ equity	1,638.7	1,357.8
Noncontrolling interest	2.3	2.5
Total equity	1,641.0	1,360.3
Total liabilities and equity	$2,641.9	$2,351.4
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2024	2023	2022
Operating activities:
Net income attributable to common shareholders	$294.7	$255.9	$401.1
Less: Income from discontinued operations, net of tax	$26.5	$80.0	$234.7
Net income from continuing operations attributable to common shareholders	$268.2	$175.9	$166.4
Non-cash loss on divestiture of asbestos-related assets and liabilities	—	—	148.9
Gain on sale of business	—	—	(232.5)
Depreciation and amortization	51.0	35.4	33.7
Stock-based compensation expense	25.6	25.8	20.9
Defined benefit plans and postretirement cost (credit)	3.2	8.9	(0.6)
Deferred income taxes (benefit)	(11.6)	(18.7)	(18.1)
Cash used for operating working capital	(51.8)	(51.3)	(28.0)
Defined benefit plans and postretirement contributions	(17.0)	(18.3)	(19.0)
Environmental payments, net of reimbursements	(4.2)	(3.9)	(5.8)
Asbestos related payments, net of insurance recoveries	—	—	(29.3)
Divestiture of asbestos-related assets and liabilities	—	—	(550.0)
Other	(5.6)	8.3	14.6
Total provided by (used for) operating activities from continuing operations	$257.8	$162.1	$(498.8)
Investing activities:
Payments for acquisitions - net of cash acquired and working capital adjustments	$(200.5)	$(90.5)	$—
Capital expenditures	(36.6)	(39.0)	(33.3)
Proceeds from sale of business	—	—	318.1
Proceeds from insurance recoveries for damaged property, plant and equipment	1.0	—	—
Other investing activities	6.1	0.7	3.6
Total (used for) provided by investing activities from continuing operations	$(230.0)	$(128.8)	$288.4
Financing activities:
Dividends paid	$(46.9)	$(57.3)	$(105.9)
Reacquisition of shares on open market	—	—	(203.7)
Net (payments) proceeds related to employee stock plans	(0.9)	21.8	16.2
Debt issuance costs	—	(9.0)	—
Proceeds from debt	190.0	300.0	—
Proceeds from term facility of discontinued operations	—	350.0	399.4
Repayments of debt	(191.9)	(450.6)	—
Distribution of Crane NXT, Co.	—	(578.1)	—
Total (used for) provided by financing activities from continuing and discontinued operations	$(49.7)	$(423.2)	$106.0
Discontinued Operations:
Total provided by operating activities	15.0	66.1	347.2
Total used for investing activities	(3.2)	(7.8)	(24.4)
Increase in cash and cash equivalents from discontinued operations	$11.8	$58.3	$322.8
See Notes to Consolidated Financial Statements

	For the year ended December 31,
(in millions)	2024	2023	2022
Effect of exchange rates on cash and cash equivalents	$(11.3)	$3.6	$(39.4)
(Decrease) increase in cash and cash equivalents	(21.4)	(328.0)	179.0
Cash and cash equivalents at beginning of period (a)	329.6	657.6	478.6
Cash and cash equivalents at end of period	$308.2	$329.6	$657.6
Less: Cash and cash equivalents of discontinued operations	1.5	—	230.6
Cash and cash equivalents of continuing operations at end of period	$306.7	$329.6	$427.0
(a) Includes cash and cash equivalents of discontinued operations.

Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(32.1)	$(23.7)	$(48.2)
Inventories	(21.2)	(42.1)	(40.9)
Other current assets	(54.3)	39.2	(8.9)
Accounts payable	23.8	(1.9)	46.5
Accrued liabilities	39.0	5.5	(7.2)
U.S. and foreign taxes on income	(7.0)	(28.3)	30.7
Total	$(51.8)	$(51.3)	$(28.0)

Supplemental disclosure of cash flow information:
Interest paid	$24.4	$20.3	$6.5
Income taxes paid	$88.9	$110.5	$61.0
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2021	72.4	$363.9	$2,527.3	$(440.2)	$(691.1)	$1,832.3	$2.8	$1,835.1
Net income	—	—	401.1	—	—	401.1	—	401.1
Cash dividends ($1.88 per share)	—	—	(105.6)	—	—	(105.6)	—	(105.6)
Reacquisition on open market of 1,959,069 shares	—	—	—	—	(203.7)	(203.7)	—	(203.7)
Exercise of stock options, net of shares reacquired of 324,465	—	—	—	—	21.9	21.9	—	21.9
Stock-based compensation	—	24.2	—	—	—	24.2	—	24.2
Impact from settlement of share-based awards, net of shares acquired	—	(14.3)	—	—	8.6	(5.7)	—	(5.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	30.0	—	30.0	—	30.0
Currency translation adjustment	—	—	—	(93.1)	—	(93.1)	(0.2)	(93.3)
BALANCE DECEMBER 31, 2022	72.4	$373.8	$2,822.8	$(503.3)	$(864.3)	$1,901.4	$2.6	$1,904.0
Net income	—	—	255.9	—	—	255.9	—	255.9
Cash dividends ($1.01 per share)	—	—	(57.3)	—	—	(57.3)	—	(57.3)
Exercise of stock options	0.2	8.8	—	—	19.8	28.8	—	28.8
Stock-based compensation	—	19.0	—	—	—	19.0	—	19.0
Impact from settlement of share-based awards, net of shares acquired	—	(3.4)	—	—	(3.6)	(7.0)	—	(7.0)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	10.0	—	10.0	—	10.0
Currency translation adjustment	—	—	—	20.8	—	20.8	(0.1)	20.7
Capital effect of spin-off	(15.7)	—	(832.4)	—	848.1	—	—	—
Distribution of Crane NXT, Co. (Note 1)	—	—	(1,228.3)	414.5	—	(813.8)	—	(813.8)
BALANCE DECEMBER 31, 2023	56.9	$398.2	$960.7	$(58.0)	$—	$1,357.8	$2.5	$1,360.3
Net income	—	—	294.7	—	—	294.7	—	294.7
Cash dividends ($0.820 per share)	—	—	(46.9)	—	—	(46.9)	—	(46.9)
Exercise of stock options	0.2	10.3	—	—	—	10.5	—	10.5
Stock-based compensation	—	22.5	—	—	—	22.5	—	22.5
Impact from settlement of share-based awards, net of shares acquired	0.2	(11.6)	—	—	—	(11.4)	—	(11.4)
Impact from settlement of liability PRSUs (Note 8)	—	6.1	—	—	—	6.1	—	6.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	26.5	—	26.5	—	26.5
Currency translation adjustment	—	—	—	(30.4)	—	(30.4)	(0.2)	(30.6)
Distribution of Crane NXT, Co. (Note 1)	—	—	9.3	—	—	9.3	—	9.3
BALANCE DECEMBER 31, 2024	57.3	$425.5	$1,217.8	$(61.9)	$—	$1,638.7	$2.3	$1,641.0
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Significant Accounting Policies
Nature of Operations
Crane Company has delivered innovation and technology-led solutions for customers since its founding in 1855. Today, Crane is a leading manufacturer of highly engineered components for challenging, mission-critical applications focused on the aerospace, defense, space and process industry end markets. The Company has two reporting segments: Aerospace & Electronics and Process Flow Technologies. See Note 4, “Segment Information” for the relative size of these segments in relation to the total company (both net sales and total assets).
Divestiture Engineered Materials
On November 26, 2024, we entered into an agreement to sell the Engineered Materials segment to KPS Capital Partners, L.P (“KPS”). We determined that the Engineered Materials segment met the criteria of being reported as a discontinued operation as of December 31, 2024. As a result, the related assets, liabilities and operating results of Engineered Materials are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout these notes, unless otherwise indicated, amounts and activity are presented on a continuing operations basis. See Item 8 under Note 3, “Discontinued Operations,” in the Notes to Consolidated Financial Statements for additional details.

On May 16, 2021, the Company entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. (“Verzatec”). On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to the Company in termination fees, which is presented within Miscellaneous income, net on the Consolidated Statements of Operations.
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

In connection with the Separation on April 3, 2023, Crane Holdings, Co., which was renamed “Crane NXT, Co.,” and Crane Company entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement and an intellectual property matters agreement. These agreements provide for the allocation between Crane NXT, Co. and Crane Company of assets, employees, liabilities and obligations (including property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the consummation of the Separation and govern certain relationships between Crane NXT, Co. and Crane Company after the Separation. The tax matter agreement includes to a limited extent, indemnifying Crant NXT, Co. for uncertain tax benefits which are attributable to the Company’s business. Such total liability amounts are included in other liabilities on our Consolidated Balance Sheets and were $3.1 million and $7.0 million as of December 31, 2024 and 2023, respectively.

The Company recorded $5.0 million and $3.4 million of income within Miscellaneous income, net related to such agreements including a reduction of the indemnification liability resulting from the expiration of statute of limitations on certain tax positions, for the years ended December 31, 2024 and 2023, respectively. The Company had a receivable of$2.0 million as of December 31, 2024 and $2.2 million as of December 31, 2023, related to the transition services agreement and tax matters agreement. Additionally, as part of the Separation, to a limited extent, the Company has agreed to indemnify Crane NXT, Co. for uncertain tax benefits, which are attributable to the Company’s business.

On April 3, 2023, prior to the consummation of the Separation, the Board of Directors of Crane Company declared and paid a one-time cash dividend in the amount of $275 million to Crane Holdings, Co., its sole stockholder at that time, as part of establishing the capital structure at Crane NXT, Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Separation, we distributed net assets of $804.5 million through equity, including the cash dividend of $275 million and $303 million in cash balances. The net assets distributed includes an adjustment of $9.3 million recorded in the year ended December 31, 2024, to correct the amount previously recognized at the time of the Distribution.

As a result of the Separation, the Payment & Merchandising segment qualified as a discontinued operation and accordingly, the assets, liabilities and results of operations of this segment are reported as discontinued operations. See Note 3 for additional information.
Divestiture of asbestos-related assets and liabilities
On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (“Redco”), then a wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party and long-term liability management company specializing in the acquisition and management of legacy corporate liabilities whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-term borrowings and cash on hand. As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets were removed from Crane Holdings, Co.’s consolidated balance sheets effective August 12, 2022. A loss on the divestiture of asbestos-related assets and liabilities of $162.4 million was recognized in the Consolidated Statements of Operations for the year ended December 31, 2022.
Sale of Crane Supply
On April 8, 2022, the Company entered into an agreement to sell the Crane Supply business for CAD 380 million on a cash-free and debt-free basis. The sale closed on May 31, 2022 for CAD 402 million and in August 2022, the Company received CAD 5 million related to a final working capital adjustment. The Company recognized a total gain on sale of $232.5 million.
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
Use of Estimates. Our accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimated. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as asset valuations, allowance for doubtful accounts, depreciation and amortization, impairment assessments, reserve for excess and obsolete inventory, reserve for warranty provision, restructuring provisions, employee benefits, taxes, environmental liability, contingencies and any related insurance recoveries, as applicable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We primarily generate revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated on a monthly basis. In 2024, the Company recognized approximately $108.0 million in revenue over time related to contracts in progress as of December 31, 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(in millions, except per share data) For the year ended December 31,	2024	2023	2022
Net income from continuing operations attributable to common shareholders	$268.2	$175.9	$166.4
Income from discontinued operations, net of tax (Note 3)	26.5	80.0	234.7
Net income attributable to common shareholders	$294.7	$255.9	$401.1

Average basic shares outstanding	57.2	56.7	56.4
Effect of dilutive share-based awards	1.1	0.8	0.8
Average diluted shares outstanding	58.3	57.5	57.2

Earnings per basic share:
Earnings per basic share from continuing operations	$4.69	$3.10	$2.95
Earnings per basic share from discontinued operations	0.46	1.41	4.16
Earnings per basic share	$5.15	$4.51	$7.11

Earnings per diluted share:
Earnings per diluted share from continuing operations	$4.60	$3.06	$2.91
Earnings per diluted share from discontinued operations	0.45	1.39	4.10
Earnings per diluted share	$5.05	$4.45	$7.01
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During 2024, 2023 and 2022, the number of stock options excluded from the computation was 0.2 million, 0.4 million and 0.4 million, respectively.
Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.
Accounts Receivable, Net. Accounts receivable are carried at net realizable value. The allowance for doubtful accounts was $8.7 million and $8.4 million as of December 31, 2024 and 2023, respectively. The allowance for doubtful accounts activity was not material to our financial results for the years ended December 31, 2024 and 2023. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of our customer base and their dispersion across different businesses. We periodically evaluate the financial strength of our customers and believe that our credit risk exposure is limited.
Inventories, net. Inventories consist of the following:

(in millions) December 31,	2024	2023
Finished goods	$64.2	$64.4
Finished parts and subassemblies	50.7	49.9
Work in process	51.4	40.5
Raw materials	214.1	189.1
Total inventories, net	$380.4	$343.9
Inventories, net include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value. Domestic inventories are stated at either the lower of cost or net realizable value using the last-in, first-out (“LIFO”) method or the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have increased cost of sales by $4.0 million, $4.7 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The portion of inventories costed using the LIFO method was 52.6% and 49.3% of consolidated inventories as of December 31, 2024, and 2023,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $29.0 million and $25.0 million as of December 31, 2024 and 2023, respectively. The reserve for excess and obsolete inventory was $81.2 million and $76.4 million as of December 31, 2024, and 2023, respectively.
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
Property, Plant and Equipment, net. Property, plant and equipment, net consists of the following:

(in millions) December 31,	2024	2023
Land	$43.8	$43.7
Buildings and improvements	156.2	144.1
Machinery and equipment	482.9	473.9
Gross property, plant and equipment	682.9	661.7
Less: accumulated depreciation	421.6	417.2
Property, plant and equipment, net	$261.3	$244.5
Property, plant and equipment is stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and three to 10 years for machinery and equipment. Depreciation expense was $33.4 million, $29.3 million and $28.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Goodwill and Other Intangible Assets. Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no other events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2024, we had four reporting units. At December 31, 2024, Goodwill related to the Engineered Materials segment was classified as held for sale. See Note 3, “Discontinued Operations” for additional details.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.0% and 9.5% (a weighted average of 9.2%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. No impairment charges have been required during the years ended December 31, 2024, 2023 or 2022.
Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics (a)	Process Flow Technologies (b) (c)	Total
Balance as of December 31, 2022	$202.3	$317.3	$519.6
Acquisition	—	49.9	49.9
Currency translation	0.1	6.8	6.9
Balance as of December 31, 2023	$202.4	$374.0	$576.4
Acquisition	46.2	50.3	96.5
Currency translation	(0.1)	(11.2)	(11.3)
Balance as of December 31, 2024	$248.5	$413.1	$661.6

(a)	For the year ended December 31, 2024, adjustments within the Aerospace & Electronics segment of $46.2 million relate to the acquisition of Vian. See Note 2 for further information.
(b)
For the year ended December 31, 2024, adjustments within the Process Flow Technologies segment of $50.3 million relate to the acquisitions of Technifab and CryoWorks. See Note 2 for further information.

(c)	For the year ended December 31, 2023, adjustments within the Process Flow Technologies segment of $49.9 million relate to the acquisition of BAUM. See Note 2 for further information.
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
As of December 31, 2024, we had $159.9 million of net intangible assets, of which $21.4 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2023, we had $87.1 million of net intangible assets, of which $22.1 million were intangibles with indefinite useful lives, consisting of trade names.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes to intangible assets are as follows:

(in millions) December 31,	2024	2023	2022
Balance at beginning of period, net of accumulated amortization	$87.1	$70.7	$77.3
Additions (a) (b)	92.4	21.1	—
Amortization expense	(17.6)	(6.1)	(5.5)
Currency translation and other	(2.0)	1.4	(1.1)
Balance at end of period, net of accumulated amortization	$159.9	$87.1	$70.7

(a)	For the year ended December 31, 2024, additions of $92.4 million relate to the acquisitions of Vian, CryoWorks and Technifab. See Note 2 for further information.
(b)	For the year ended December 31, 2023, additions of $21.1 million relate to the acquisition of BAUM. See Note 2 for further information.
A summary of intangible assets follows:

(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2024			December 31, 2023
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.2	$79.8	$42.4	$37.4	$68.2	$40.9	$27.3
Customer relationships and backlog	20.6	191.0	70.2	120.8	113.1	55.0	58.1
Drawings	40.0	11.1	10.8	0.3	11.1	10.8	0.3
Other	25.8	37.9	36.5	1.4	38.1	36.7	1.4
Total	20.8	$319.8	$159.9	$159.9	$230.5	$143.4	$87.1
Future amortization expense associated with intangibles is expected to be:

Year	(in millions)
2025	$13.7
2026	$12.0
2027	$11.3
2028	$10.1
2029	$10.1
2030 and after	$81.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive (Loss) Income
The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2021	(301.9)	(138.3)	$(440.2)
Other comprehensive income (loss) before reclassifications	19.5	(93.1)	(73.6)
Amounts reclassified from accumulated other comprehensive loss	10.5	—	10.5
Net period other comprehensive income (loss)	30.0	(93.1)	(63.1)
Balance as of December 31, 2022	(271.9)	(231.4)	(503.3)
Other comprehensive (loss) income before reclassifications	(1.6)	20.8	19.2
Amounts reclassified from accumulated other comprehensive loss	11.6	—	11.6
Net period other comprehensive income	10.0	20.8	30.8
Distribution of Crane NXT, Co.	(8.9)	423.4	414.5
Balance as of December 31, 2023	(270.8)	212.8	(58.0)
Other comprehensive income (loss) before reclassifications	14.5	(30.4)	(15.9)
Amounts reclassified from accumulated other comprehensive loss	12.0	—	12.0
Net period other comprehensive income	26.5	(30.4)	(3.9)
Balance as of December 31, 2024	$(244.3)	$182.4	$(61.9)

(a)	Net of tax benefit of $94.2 million, $103.0 million and $106.6 million for 2024, 2023, and 2022, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on the Consolidated Statements of Operations.

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Loss
December 31,	2024	2023	2022
Amortization of pension items:
Prior service costs(a)	$0.7	$0.7	$(0.1)
Net loss(b)	15.1	15.5	15.2
Amortization of postretirement items:
Prior service costs(c)	—	(0.3)	(1.1)
Net gain(d)	(0.4)	(0.3)	—
Total before tax	$15.4	$15.6	$14.0
Tax impact	3.4	4.0	3.5
Total reclassifications for the period	$12.0	$11.6	$10.5

(a)	Includes credits from discontinued operations of $0.7 million in 2022.
(b)	Includes net activity from discontinued operations of $0.6 million in 2022.
(c)	Includes charges from discontinued operations of $0.3 million and $1.1 million in 2023 and 2022, respectively.
(d)	Includes net activity from discontinued operations of $0.1 million in 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements - Not Yet Adopted as of December 31, 2024
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis. We are currently evaluating this guidance to determine the impact on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, ASU 2024-03 should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating this guidance to determine the impact on our disclosures.
Recent Accounting Pronouncements - Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments were effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard for its annual reporting effective January 1, 2024.
The Company considered the applicability and impact of all other Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on the Company's Consolidated Statement of Operations, Balance Sheets and Cash Flows.
Note 2 – Acquisitions
Technifab Acquisition
On November 1, 2024, the Company completed the acquisition of Technifab Products, Inc. (“Technifab”) for $38.8 million on a cash-free and debt-free basis.
Technifab is a leading provider of vacuum insulated pipe systems and valves for cryogenic applications. Technifab has been integrated into the Process Flow Technologies segment. The amount allocated to goodwill reflects the expected cost synergies. Goodwill from this acquisition is not deductible for tax purposes.

Net assets acquired (in millions)
Total current assets	$6.1
Property, plant and equipment	5.9
Intangible assets	15.0
Goodwill	19.2
Total assets acquired	$46.2

Total current liabilities	$2.8
Other liabilities	4.6
Total assumed liabilities	$7.4
Net assets acquired	$38.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life (in years)
Trademarks/Trade names	$2.5	9.0
Customer relationships	11.0	12.0
Backlog	1.5	1.0
Total acquired intangible assets	$15.0
CryoWorks Acquisition
On May 1, 2024, the Company completed the acquisition of CryoWorks, Inc. (“CryoWorks”) for $60.7 million on a cash-free and debt-free basis. During the third quarter of 2024, the Company received $1.6 million from the seller related to a final working capital adjustment.
CryoWorks is a leading supplier of vacuum insulated pipe systems for cryogenic and hydrogen applications. CryoWorks has been integrated into the Process Flow Technologies segment. The amount allocated to goodwill reflects the expected cost synergies. Goodwill from this acquisition is not deductible for tax purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Net assets acquired (in millions)
Total current assets	$21.0
Property, plant and equipment	6.8
Other assets	7.4
Intangible assets	53.4
Goodwill	46.2
Total assets acquired	$134.8

Total current liabilities	$6.2
Other liabilities	29.1
Total assumed liabilities	$35.3
Net assets acquired	$99.5
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life (in years)
Trademarks/trade names	$2.0	17.0
Customer relationships (a)	43.0	29.0
Manufacturing know-how	3.2	4.0
Backlog	5.2	1.0
Total acquired intangible assets	$53.4

(a)	The useful life of the customer relationship intangible asset related to Vian of 29 years is primarily driven by large customer relationships tied to sole sourced, long-duration aircraft platforms.

BAUM Acquisition
On October 4, 2023, the Company completed the acquisition of Baum lined piping GmbH (“BAUM”) for $93.5 million on a cash-free and debt-free basis. During the first quarter of 2024, the Company paid $3.1 million to the seller, related to the final working capital adjustment.

BAUM, is a German-based company that designs, manufactures, and distributes lined piping products primarily focused on chemical and industrial end markets. BAUM has been integrated into the Process Flow Technologies segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Intangible assets are being amortized on a straight-line basis which approximates the economic pattern of benefits.
Supplemental Pro Forma Data
The results of operations of Technifab, CryoWorks and Vian have been included in our financial statements for the period subsequent to the completion of the respective acquisition dates. Consolidated pro forma revenue and net income attributable to common shareholders related to these acquisitions have not been presented since their impact is not material to our financial results for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 - Discontinued Operations

Engineered Materials
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and certain other criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. When the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized and updated each reporting period as appropriate.
Executing on our strategy to focus our growth investments on our two remaining segments, on December 2, 2024, we entered into an agreement to sell our Engineered Materials. On January 1, 2025, we completed the transaction for approximately $208.0 million on a cash-free and debt-free basis. The sale was subject to customary closing conditions and regulatory approvals. In the fourth quarter of 2024, the assets and liabilities of the segment were classified as held for sale, and the segment’s results are presented as discontinued operations. This change was applied on a retrospective basis.
The following represents financial results from Engineered Materials included in discontinued operations:

	For the year ended December 31,
(in millions)	2024	2023	2022
Net sales	$200.0	$224.3	$258.3
Cost of sales	152.7	170.5	206.2
Selling, general and administrative	20.6	20.4	19.5
Operating profit	$26.7	$33.4	$32.6
Miscellaneous (expense) income, net	(0.8)	0.5	2.3
Income from discontinued operations	$25.9	$33.9	$34.9
(Benefit from) provision for income taxes	(0.6)	6.0	29.7
Income from discontinued operations, net of tax	$26.5	$27.9	$5.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The major categories of assets and liabilities included in assets of discontinued operations and liabilities of discontinued operations are as follows:

(in millions)	December 31, 2024	December 31, 2023
Assets:
Cash and Cash Equivalents	$1.5	$—
Accounts receivable, net	9.2	8.7
Inventories, net	8.1	9.2
Other current assets	1.4	1.4
Current assets held for sale (a)	20.2	19.3

Property, plant and equipment, net	25.3	26.0
Other assets	0.4	0.8
Intangible assets, net	0.7	0.8
Goodwill	171.3	171.3
Long-term assets held for sale (a)	197.7	198.9
Assets held for sale	$217.9	$218.2

Liabilities:
Accounts payable	16.8	22.2
Accrued liabilities	7.9	13.2
Current liabilities held for sale (a)	24.7	35.4

Long-term deferred tax liability	19.2	18.8
Other liabilities	0.2	0.4
Long-term liabilities held for sale (a)	19.4	19.2
Liabilities held for sale	$44.1	$54.6

(a)	We closed on this transaction within one year from the date of our entry into the agreement, and therefore have presented all assets and liabilities as current as of December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Payment & Merchandising Technologies
As discussed in Note 1, Crane Company has reflected the historical consolidated financial statements of Crane Holdings, Co. with the Payment & Merchandising Technologies Segment and other distributed assets and liabilities classified as discontinued operations.
The following represents financial results from Payment & Merchandising Technologies included in discontinued operations:

	For the year ended December 31,
(in millions)	2024	2023	2022
Net sales	$—	$329.1	$1,339.9
Cost of sales	—	174.4	713.7
Selling, general and administrative	—	80.0	294.6
Operating profit	—	74.7	331.6
Other expense, net	—	(11.2)	(40.0)
Income from discontinued operations	—	63.5	291.6
Income tax provision	—	11.4	62.1
Income from discontinued operations, net of tax	$—	$52.1	$229.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s segments maintain separate financial information. The Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, uses forecast-to-actual variances and year-over-year variances on a monthly basis when assessing segment performance and forecasts in deciding how to allocate resources among the segments. The CODM evaluates the performance of the Company’s segments based on operating profit. We currently have two reporting segments: Aerospace & Electronics and Process Flow Technologies.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below:

(in millions) December 31,	2024	2023	2022
Net Sales:
Aerospace & Electronics	$932.7	$789.3	$667.3
Process Flow Technologies	1,198.5	1,072.8	1,109.4
TOTAL NET SALES	$2,131.2	$1,862.1	$1,776.7

Cost of Sales:
Aerospace & Electronics	$574.4	$495.2	$417.7
Process Flow Technologies	689.0	615.9	697.8
TOTAL COST OF SALES	$1,263.4	$1,111.1	$1,115.5

Selling, general and administrative
Aerospace & Electronics	$149.3	$135.1	$129.3
Process Flow Technologies	269.2	248.4	243.4
Corporate	93.5	117.1	120.8
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	$512.0	$500.6	$493.5

Operating profit:
Aerospace & Electronics	$209.0	$159.0	$120.3
Process Flow Technologies	240.3	208.5	168.2
Corporate	(93.5)	(117.1)	(283.2)
TOTAL OPERATING PROFIT (a)	$355.8	$250.4	$5.3

Capital expenditures:
Aerospace & Electronics	$10.6	$9.7	$9.3
Process Flow Technologies	26.0	29.1	23.9
Corporate	—	0.2	0.1
TOTAL CAPITAL EXPENDITURES	$36.6	$39.0	$33.3

Depreciation and amortization:
Aerospace & Electronics	$22.3	$13.9	$14.1
Process Flow Technologies	28.6	21.4	19.5
Corporate	0.1	0.1	0.1
TOTAL DEPRECIATION AND AMORTIZATION	$51.0	$35.4	$33.7

(a)	For the year ended December 31, 2022, operating profit includes a loss on divestiture of asbestos-related assets and liabilities of $162.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net sales by geographic region:

(in millions) December 31,	2024	2023	2022
Net sales (a)
United States	$1,210.0	$1,052.4	$934.0
Canada	72.8	65.3	163.0
United Kingdom	137.7	120.3	105.4
Continental Europe	390.9	325.6	274.2
Other international	319.8	298.5	300.1
TOTAL NET SALES	$2,131.2	$1,862.1	$1,776.7

(a)	Net sales by geographic region are based on the destination of the sale.
Balance sheet items by reportable segment is set forth below:

(in millions) December 31,	2024	2023
Goodwill:
Aerospace & Electronics	$248.5	$202.4
Process Flow Technologies	413.1	374.0
TOTAL GOODWILL	$661.6	$576.4

Assets:
Aerospace & Electronics	$896.2	$744.6
Process Flow Technologies	1,265.0	1,164.5
Corporate	262.8	224.1
Assets held for sale	217.9	218.2
TOTAL ASSETS	$2,641.9	$2,351.4
Long-lived assets by geographic region:

(in millions) December 31,	2024	2023
Long-lived assets (a)
United States	$180.2	$147.9
Europe	90.9	98.1
Other international	49.6	49.6
Corporate	9.7	12.1
TOTAL LONG-LIVED ASSETS	$330.4	$307.7

(a)	Long-lived assets, net by geographic region are based on the location of the business unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

(in millions) December 31,	2024	2023	2022
Aerospace & Electronics
Commercial Original Equipment	$349.4	$291.4	$250.5
Military Original Equipment	273.1	252.4	231.2
Commercial Aftermarket Products	218.5	180.2	129.3
Military Aftermarket Products	91.7	65.3	56.3
Total Aerospace & Electronics	$932.7	$789.3	$667.3

Process Flow Technologies
Process Valves and Related Products	$913.3	$811.3	$749.8
Commercial Valves	137.9	116.4	232.2
Pumps and Systems	147.3	145.1	127.4
Total Process Flow Technologies	$1,198.5	$1,072.8	$1,109.4

Total Net Sales	$2,131.2	$1,862.1	$1,776.7
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of December 31, 2024, backlog was $1,240.2 million. We expect to recognize approximately 81% of our remaining performance obligations as revenue in 2025, an additional 15% by 2026 and the balance thereafter.
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

(in millions) December 31,	2024	2023
Contract assets	$65.7	$63.5
Contract liabilities	$36.3	$41.0
During 2024 we recognized revenue of $34.3 million related to contract liabilities as of December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Research and Development
Research and development costs are expensed when incurred and are included in “Selling, general and administrative” in our Consolidated Statements of Operations.

(in millions) December 31,	2024	2023	2022
Research and Development Costs	$46.1	$54.8	$48.3

Note 7 – Pension and Postretirement Benefits
Pension Plan
In the United States, we sponsor a defined benefit pension plan that covers approximately 13% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans cover approximately 10% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.
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
A summary of the projected benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$759.3	$722.1	$3.0	$3.2
Service cost	3.6	3.3	—	—
Interest cost	34.5	35.9	0.1	0.2
Amendments	0.2	1.9	—	—
Actuarial (gain) loss	(51.5)	28.8	(0.2)	—
Settlements	(0.5)	(0.1)	—	—
Benefits paid	(45.3)	(45.2)	(0.4)	(0.5)
Foreign currency exchange and other	(6.3)	11.6	—	—
Curtailment and settlement loss from discontinued operations	0.3	1.9	—	—
Administrative expenses paid and other	(0.9)	(0.9)	—	0.1
Benefit obligation at end of year	$693.4	$759.3	$2.5	$3.0
Change in plan assets:
Fair value of plan assets at beginning of year	$692.4	$634.5	$—	$—
Actual return on plan assets	18.1	72.8	—	—
Employer contributions	16.6	18.1	0.4	0.5
Settlements	(0.5)	(0.1)	—	—
Benefits paid	(45.3)	(45.2)	(0.4)	(0.5)
Foreign currency exchange and other	(5.0)	12.8	—	—
Administrative expenses paid	(0.9)	(0.5)	—	—
Fair value of plan assets at end of year	$675.4	$692.4	$—	$—
Funded status	$(18.0)	$(66.9)	$(2.5)	$(3.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the U.S., 2024 actuarial gain in the projected benefit obligation were primarily the result of an increase in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the Non-U.S. countries, 2024 actuarial gains in the projected benefit obligation were primarily the result of increases in discount rates and updated UK mortality. Other sources of gains or losses such as plan experience, updated census data, changes to forecast inflation, mortality table updates and minor adjustments to other actuarial assumptions generated combined losses of less than 1% of expected year end obligations.
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

Amounts recognized on our Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2024	2023	2024	2023
Other assets	$49.7	$45.5	$—	$—
Current liabilities	(1.5)	(1.4)	(0.4)	(0.4)
Accrued pension and postretirement benefits	(66.2)	(111.0)	(2.1)	(2.6)
Funded status	$(18.0)	$(66.9)	$(2.5)	$(3.0)
Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2024	2023	2024	2023
Net actuarial loss (gain)	$315.6	$352.2	$(2.4)	$(2.6)
Prior service cost (credit)	6.3	6.9	—	—
Total recognized in accumulated other comprehensive loss	$321.9	$359.1	$(2.4)	$(2.6)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2024	2023	2024	2023	2024	2023
Projected benefit obligation	$477.3	$512.9	$216.2	$246.4	$693.5	$759.3
Accumulated benefit obligation	477.3	512.9	213.5	242.6	690.8	755.5
Fair value of plan assets	443.5	437.6	231.9	254.8	675.4	692.4
Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2024	2023
Accumulated benefit obligation	$509.0	$549.3
Fair value of plan assets	$443.6	$440.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information for pension plans with a projected benefit obligation in excess of plan assets is as follows

(in millions) December 31,	2024	2023
Projected benefit obligation	$513.5	$552.7
Fair value of plan assets	$445.8	$440.3

Components of net periodic cost (benefit) are as follows:

	Pension Benefits			Postretirement Benefits
(in millions) For the year ended December 31,	2024	2023	2022	2024	2023	2022
Net Periodic (Benefit) Cost:
Service cost	$3.6	$3.3	$3.4	$—	$—	$—
Interest cost	34.5	35.9	21.5	0.1	0.2	0.1
Expected return on plan assets	(49.9)	(46.1)	(53.5)	—	—	—
Amortization of prior service cost	0.7	0.7	0.6	—	—	—
Amortization of net loss (gain)	15.1	15.5	14.6	(0.4)	(0.2)	—
Recognized curtailment (gain) loss	—	—	(1.0)	—	—	—
Settlement loss	—	—	12.1	—	—	—
Curtailment and settlement loss from discontinued operations	0.3	1.9	—	—	—	—
Net periodic cost (benefit) (a)	$4.3	$11.2	$(2.3)	$(0.3)	$—	$0.1

(a)
Includes $0.8 million and $2.3 million of pension net periodic loss and $1.6 million pension net periodic benefit related to discontinued operations for the years ended December 31, 2024,2023, and 2022, respectively.

The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2024	2023	2022	2024	2023	2022
U.S. Plans:
Discount rate	5.63%	5.07%	5.43%	5.50%	5.00%	5.40%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	4.39%	4.02%	3.62%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	5.07%	4.29%	4.61%	N/A	N/A	N/A
Rate of compensation increase	3.28%	3.69%	3.72%	N/A	N/A	N/A
Interest credit rate	N/A	N/A	N/A	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2024	2023	2022	2023	2023	2022
U.S. Plans:
Discount rate	5.07%	5.43%	2.89%	5.00%	5.40%	2.70%
Expected rate of return on plan assets	8.25%	8.25%	6.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	4.02%	3.62%	1.47%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	4.29%	4.61%	1.73%	N/A	N/A	N/A
Expected rate of return on plan assets	6.21%	5.91%	4.85%	N/A	N/A	N/A
Rate of compensation increase	3.69%	3.72%	3.30%	N/A	N/A	N/A
Interest credit rate	N/A	N/A	N/A	N/A	N/A	N/A

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
In the U.S. plan, the 8.25% expected rate of return on assets assumption for 2024 reflected a long-term target comprised of an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets and 0%-10% cash and cash equivalents. As of December 31, 2024, the actual asset allocation for the U.S. plan was 48.7% equity securities, 38.9% fixed income securities, 9.3% alternative assets and 3.1% cash and cash equivalents. During 2024, the pension committee voted to reduce the funded status risk by increasing the allocation to liability matching fixed income investments.
For the non-U.S. plans, the 6.21% expected rate of return on assets assumption for 2024 reflected a weighted average of the long-term asset allocation targets for our various non-U.S. plans. As of December 31, 2024, the actual weighted average asset allocation for the non-U.S. plans was 7.2% equity securities, 67.7% fixed income securities, 22.2% alternative assets/other and 3.0% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2024	2023
Health care cost trend rate assumed for next year	7.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2035
Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.
Plan Assets
Our pension plan target allocations and weighted-average asset allocations by asset category are as follows:

	Target Allocation	Actual Allocation
Asset Category December 31,		2024	2023
Equity securities	15%-55%	34%	38%
Fixed income securities	30%-75%	49%	40%
Alternative assets/Other	0%-30%	14%	20%
Cash and money market	0%-10%	3%	2%

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
Equity securities include investments in large, mid, and small-capitalization companies located in both developed countries and emerging markets around the world. Fixed income securities include government bonds of various countries, corporate bonds that are primarily investment-grade, mortgage-backed securities and other liability hedging assets. Alternative assets include investments in real estate and hedge funds employing a wide variety of strategies.
The fair value of our pension plan assets as of December 31, 2024, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$20.5	$—	$—	$—	$20.5
Common Stocks
Actively Managed U.S. Equities	34.6	—	—	—	34.6
Commingled and Mutual Funds
U.S. Equity Funds	116.9	—	—	—	116.9
Non-U.S. Equity Funds	64.5	—	—	16.7	81.2
U.S. Fixed Income, Government and Corporate	172.6	—	—	—	172.6
Registered Investment Company	22.9	—	—	—	22.9
Non-U.S. Fixed Income, Government and Corporate	—	—	—	156.9	156.9
Property Funds	18.4	—	—	—	18.4
Alternative Investments
Insurance / Annuity Contract(s)	—	2.1	—	—	2.1
Hedge Funds and LDI	—	—	—	28.8	28.8
International Property Funds	—	—	—	20.5	20.5
Total Fair Value	$450.4	$2.1	$—	$222.9	$675.4

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of our pension plan assets as of December 31, 2023, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$14.6	$—	$—	$—	$14.6
Common Stocks
Actively Managed U.S. Equities	35.0	—	—	—	35.0
Commingled and Mutual Funds
U.S. Equity Funds	115.1	—	—	—	115.1
Non-U.S. Equity Funds	68.8	—	—	47.1	115.9
U.S. Fixed Income, Government and Corporate	165.2	—	—	—	165.2
Registered Investment Company	22.8	—	—	—	22.8
Non-U.S. Fixed Income, Government and Corporate	—	—	—	112.7	112.7
Property Funds	24.6	—	—	—	24.6
Alternative Investments
Insurance / Annuity Contract(s)	—	2.0	—	—	2.0
Hedge Funds and LDI	—	—	—	59.2	59.2
International Property Funds	—	—	—	25.3	25.3
Total Fair Value	$446.1	$2.0	$—	$244.3	$692.4

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
Cash Flows
We expect, based on current actuarial calculations, to contribute cash of approximately $16.8 million to our defined benefit pension plans during 2025. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2025	$51.4	$0.4
2026	51.5	0.4
2027	52.7	0.3
2028	53.9	0.3
2029	51.5	0.2
2030 to 2034	252.3	0.9
Total payments	$513.3	$2.5
Defined Contribution Plans
We sponsor savings and investment plans that are available to our eligible employees including employees of our subsidiaries. We made contributions to the plans of $9.1 million, $8.4 million and $8.2 million in 2024, 2023 and 2022, respectively.
In addition to participant deferral contributions and company matching contributions on those deferrals, we provide a 3% non-matching contribution to eligible participants. We made non-matching contributions to these plans of $10.8 million, $9.7 million and $9.3 million in 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Stock-Based Compensation Plans

At December 31, 2024, we had stock-based compensation awards outstanding under the Crane Company 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan was approved by the Board of Directors of the Company (the “Board”) on February 27, 2023, and by Crane Holdings, Co. as the sole shareholder of the Company on February 27, 2023. The 2023 Plan authorized the issuance of up to 9,750,000 shares of stock pursuant to awards under the plan.
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
We determine the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made during the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Dividend yield	0.66%	1.57%	2.05%
Volatility	32.83%	32.33%	33.96%
Risk-free interest rate	4.12%	3.67%	1.92%
Expected lives in years	7.8	7.7	7.2
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
Activity in our stock option plans for the year ended December 31, 2024, were as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding as of January 1, 2024	1,375	$55.97
Granted	66	124.80
Exercised	(223)	47.15
Options outstanding as of December 31, 2024	1,218	$61.33	4.9
Options exercisable as of December 31, 2024	988	$55.26	4.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding our stock option activity is as follows:

(in millions, except fair value per award) December 31,	2024	2023	2022
Weighted-average grant-date fair value per award	$52.50	$42.47	$32.51
Total fair value of options vested	$2.7	$5.7	$5.6
Total intrinsic value of options exercised	$22.7	$24.3	$11.8
Aggregate intrinsic value of exercisable options	$95.4	$67.7	$26.5
Total proceeds from option exercises	$10.5	$30.3	$22.8
Tax benefit relating to option exercises	$4.1	$5.0	$1.8

Included in our share-based compensation was expense recognized for our stock option awards of $4.0 million, $4.5 million and $5.1 million in 2024, 2023 and 2022, respectively. These amounts include expense related to discontinued operations of $0.1 million, $0.3 million and $0.6 million in 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $3.4 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.15 years.

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
Included in our share-based compensation was expense recognized for our restricted share unit and performance-based restricted share unit awards of $18.5 million, $14.5 million and $19.1 million in 2024, 2023 and 2022, respectively. These amounts include expense related to discontinued operations of $0.3 million, $0.9 million and $2.5 million in 2024, 2023 and 2022, respectively.
The tax benefit for the vesting of the restricted share units was $6.5 million, $2.0 million and $1.2 million as of December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, there was $20.1 million of total future compensation cost related to restricted share unit and performance-based restricted share unit awards, to be recognized over a weighted-average period of 1.46 years.
Changes in our restricted share units for the year ended December 31, 2024, were as follows:

Restricted Share Unit Activity	Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted share units as of January 1, 2024	456	$71.14
Restricted share units granted	106	126.52
Restricted share units vested	(147)	65.56
Restricted share units forfeited	(13)	90.11
Performance-based restricted share units granted	48	151.79
Performance-based restricted share units vested	(60)	72.38
Restricted share units as of December 31, 2024	390	$97.47

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2024 and 2023, the Company recognized $3.5 million and $7.9 million in share-based compensation expense related to the liability PRSUs, respectively. During 2024, 101,182 units vested and were settled by Crane NXT Co. The impact from settlement of this liability was reflected on the Consolidated Statement of Changes in Equity as a $6.1 million capital contribution. As of December 31, 2024 and 2023, the total liability related to these awards was $7.4 million and$10.0 million, respectively, and included in other liabilities on our Consolidated Balance Sheets.
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

Our Consolidated Balance Sheet includes the following related to leases:

(in millions) December 31,	Classification	2024	2023
Assets
Operating right-of-use assets	Other assets	$69.1	$63.2
Liabilities
Current lease liabilities	Accrued liabilities	$13.0	$10.4
Long-term lease liabilities	Other liabilities	59.3	55.9
Total lease liabilities		$72.3	$66.3
The components of lease cost were as follows:

(in millions) December 31,	2024	2023	2022
Operating lease cost	$17.2	$16.0	$17.3
Variable lease cost	7.1	5.1	4.5
Total lease cost	$24.3	$21.1	$21.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average remaining lease terms and discount rates for our operating leases were as follows:

December 31,	2024	2023
Weighted-average remaining lease term - operating leases (in years)	6.9	7.6
Weighted-average discount rate - operating leases	4.3%	4.2%
Supplemental cash flow information related to our operating leases were as follows:

(in millions) December 31,	2024	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities - operating cash flows	$16.4	$14.0	$13.7
Right-of-use assets obtained in exchange for new operating lease liabilities	$20.8	$16.7	$15.2
Future minimum operating lease payments are as follows:

(in millions)	December 31, 2024
2025	$16.4
2026	14.6
2027	13.5
2028	10.0
2029	6.9
Thereafter	23.5
Total future minimum operating lease payments	$84.9
Imputed interest	12.6
Present value of lease liabilities reported	$72.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Income Taxes
Provision for Income Taxes
Our income before taxes is as follows:

(in millions) For year ended December 31,	2024	2023	2022
U.S. operations	$207.0	$127.1	$(117.2)
Non-U.S. operations	131.5	106.0	353.7
Total	$338.5	$233.1	$236.5
Our provision (benefit) for income taxes consists of:

(in millions) For the year ended December 31,	2024	2023	2022
Current:
U.S. federal tax	$39.7	$36.0	$13.7
U.S. state and local tax	4.0	3.8	(0.4)
Non-U.S. tax	38.2	36.1	74.9
Total current	81.9	75.9	88.2
Deferred:
U.S. federal tax	(7.4)	(13.0)	3.3
U.S. state and local tax	(1.7)	(1.5)	(9.9)
Non-U.S. tax	(2.5)	(4.2)	(11.5)
Total deferred	(11.6)	(18.7)	(18.1)
Total provision for income taxes	$70.3	$57.2	$70.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is as follows:

For the year ended December 31,	2024	2023	2022
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (reduction) from:
Income taxed at non-U.S. rates	2.4%	4.1%	(4.1)%
Non-U.S. income inclusion, net of tax credits	0.4%	(1.7)%	0.2%
State and local taxes, net of federal benefit	0.5%	0.7%	(3.2)%
U.S. research and development tax credit	(1.3)%	(0.8)%	(0.8)%
U.S. deduction for foreign - derived intangible income	(1.5)%	(1.9)%	(1.0)%
Asbestos Divestiture	—%	—%	16.4%
Non-deductible expenses	2.5%	4.4%	3.3%
Equity Compensation	(2.6)%	(2.1)%	(0.6)%
Other	(0.7)%	0.8%	(1.5)%
Effective tax rate	20.8%	24.5%	29.6%

As of December 31, 2024, we have made the following determinations with regard to our non-U.S. earnings:

(in millions)	Permanently reinvested	Not permanently reinvested
Amount of earnings	$220.4	$838.0
Associated tax	NA *	$10.2

*
Determination of U.S. income taxes and non-U.S. withholding taxes due upon repatriation of this $220.4 million of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions at the time the remittance occurs.

Tax Related to Comprehensive Income
During 2024, 2023 and 2022, tax provision of $9.2 million, $3.2 million and $9.1 million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included in our Consolidated Balance Sheets are as follows:

(in millions) December 31,	2024	2023
Deferred tax assets:
Tax loss and credit carryforwards	$45.5	$50.9
Inventories	30.0	22.7
Deferred tax asset related to the sale of a subsidiary	7.2	—
Capitalized research and development	28.1	22.0
Pension and post retirement benefits	—	11.2
Accrued bonuses and stock based compensation	6.3	6.3
Other	13.3	12.3
Total	$130.4	$125.4
Less: valuation allowance	46.2	51.8
Total deferred tax assets, net of valuation allowance	$84.2	$73.6
Deferred tax liabilities:
Basis difference in fixed assets	$(28.2)	$(25.1)
Basis difference in intangible assets	(67.4)	(53.0)
Pension and post-retirement benefits	(2.0)	—
Deferred tax on non-U.S. unremitted earnings	(10.2)	(11.1)
Total deferred tax liabilities	$(107.8)	$(89.2)
Net deferred tax asset (liability)	$(23.6)	$(15.6)
Balance sheet classification:
Long-term deferred tax assets	11.2	20.5
Long-term deferred tax liability	(34.8)	(36.1)
Net deferred tax asset (liability)	$(23.6)	$(15.6)
As of December 31, 2024, we had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in millions) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non- U.S. Tax Losses	Total
2025-2029	$—	$—	$0.8	$53.0	$0.3
After 2029	1.4	—	0.5	159.8	0.9
Indefinite	—	—	21.4	60.2	57.6
Total tax carryforwards	$1.4	$—	$22.7	$273.0	$58.8	$—
Deferred tax asset on tax carryforwards	$1.4	$—	$17.9	$10.7	$15.5	$45.5
Valuation allowance on tax carryforwards	(1.4)	—	(17.8)	(10.7)	(15.5)	(45.4)
Net deferred tax asset on tax carryforwards	$—	$—	$0.1	$—	$—	$0.1
As of December 31, 2024, and 2023, we determined that it was more likely than not that $45.5 million and $50.7 million, respectively, of our deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, we recorded a valuation allowance against these deferred tax assets. We also determined that it is more likely than not that a portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will not be realized. Accordingly, as of December 31, 2024, and 2023, a valuation allowance of $0.7 million and $1.1 million, respectively, was established against these U.S. state and non-U.S. deferred tax assets. Our total valuation allowance as of December 31, 2024, and 2023 was $46.2 million and $51.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2024	2023	2022
Balance of liability as of January 1,	$7.9	$6.9	$7.0
Increase as a result of tax positions taken during a prior year	0.1	0.2	—
Decrease as a result of tax positions taken during a prior year	(0.4)	(0.1)	(0.4)
Increase as a result of tax positions taken during the current year	1.9	1.7	0.9
Decrease as a result of settlements with taxing authorities	—	—	—
Reduction as a result of a lapse of the statute of limitations	(1.1)	(0.8)	(0.6)
Balance of liability as of December 31,	$8.4	$7.9	$6.9
As of December 31, 2024, 2023 and 2022, the amount of our unrecognized tax benefits that, if recognized, would affect our effective tax rate was $10.4 million, $9.3 million and $8.2 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes and (3) unrecognized tax benefits whose reversals would be recorded to goodwill.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. During the years ended December 31, 2024, 2023 and 2022, we recognized interest and penalty (income)/ expense of $0.5 million, $0.3 million and $(0.1) million, respectively, in our Consolidated Statements of Operations. As of December 31, 2024 and 2023 we had accrued $2.7 million and $2.2 million, respectively, of interest and penalties related to unrecognized tax benefits on our Consolidated Balance Sheets.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits could change by $0.6 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.
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

Jurisdiction	Year

U.S. state and local	2018 - 2023
Non-U.S.	2018 - 2023
Currently, we and our subsidiaries are under examination in various jurisdictions, including Germany (2016 through 2019), Canada (2013 through 2018) and Luxembourg (2017 through 2018).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Accrued Liabilities
Accrued liabilities consist of:

(in millions) December 31,	2024	2023
Employee related expenses	$116.2	$107.8
Current lease liabilities	13.0	10.4
Contract liabilities	36.3	41.0
Environmental liabilities	7.9	8.7
Other	129.8	92.6
Total	$303.2	$260.5

Note 12 – Other Liabilities
A summary of the other liabilities is as follows:

(in millions) December 31,	2024	2023
Environmental	$8.6	$12.9
Long-term lease liabilities	59.3	55.9
Other	38.2	36.4
Total	$106.1	$105.2

Note 13 - Commitments and Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2024 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
On August 12, 2022, Crane Holdings, Co., Crane Company, a then wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (f/k/a Crane Co., (“Redco”)) a then wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include obligations of Crane Company to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. On April 3, 2023, Crane Holdings, Co. completed the Separation, pursuant to which, among other things, all outstanding shares of Crane Company were distributed to Crane Holdings, Co.’s stockholders. Upon completion of the Separation, pursuant to the terms of the Redco Purchase Agreement, Crane Holdings, Co. was released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and, following completion of the Separation, Crane Company will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and to further transfer this environmental liability to Crane Company upon effectiveness of the Separation. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company has agreed to indemnify Redco and Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below in this Note 12 to “we”, and “us” refer to Crane Company in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to and agent for the Redco Buyer on the Crab Orchard Site.
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The remediation of the PGA North Site comprises two main remedial components: a plume management and remediation system (in accordance with the requirements of the 2006 Consent Decree) and source area remediation (to comply with the requirements of the 2014 ROD Amendment). The 2019 conceptual agreement and modified remedial approach focused on enhanced extraction of contaminated groundwater and targeted reinjection of treated groundwater and was designed to accelerate remedial progress at the site. The modified remedial approach required certain capital investments and infrastructure upgrades across the broader plume area, with the final components of this approach commissioned in 2022. In addition, the modified source area treatment remedy was commissioned in late 2023. As part of our approved remedial plans, the Company is required to conduct periodic groundwater monitoring to demonstrate the effectiveness of these system enhancements and provide the EPA with a report evaluating remedial performance, restoration time frames and potential inefficiencies (which may warrant further system upgrade or modifications). The year 2027 was selected as a milestone to enable the collection of 3 to 4 years of post-commissioning data, analysis of data and submission of a performance monitoring report to the EPA with recommendations. This report will document the project restoration time frames for groundwater and outline the future operational scheme, including the key milestones for transitioning from active groundwater treatment to monitoring only. This report will be submitted to the EPA for approval and in combination with regulatory discussions and consultations, is expected to provide clarity on future remedial requirements at the site and associated costs. The total estimated gross liability was $16.4 million and $20.7 million as of December 31, 2024 and 2023, respectively, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million as of December 31, 2024 and 2023, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2024 and 2023, we recorded a receivable of $3.0 million and $3.8 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Following negotiations between GD-OTS, the U.S. Government and remaining participants with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, RI/FS costs associated with the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities, have resulted in agreement upon the terms of a consent decree for resolving the U.S. Government’s share of RI/FS costs, which was lodged for entry with the United States District Court for the Southern District of Illinois on January 10, 2025. As part of these negotiations, and in order to obtain the protections provided by the draft consent decree, we have reached agreement with GD-OTS on our contribution to the United States’ claimed past response costs, for an immaterial sum, and have executed separate settlement and escrow agreements to memorialize the parties’ agreement with respect to the United States’ response costs. Negotiations remain ongoing between us and GD-OTS regarding a potential resolution of GD-OTS’ claim for costs that it has incurred and expects to incur in performing its obligations under the AOC. We at present cannot predict when any determination of the ultimate allocable share of GD-OTS response costs for which we may be liable is likely to be completed. None of these discussions address responsibility for the performance of, or payment of costs incurred in connection with, any remedial design or remedial action that may be required pursuant to the ROD (when it is ultimately issued). It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contractual coverage obligations for this site have been notified of this potential liability and have been providing coverage, subject to reservations of rights.
LyondellBasell Chemical Leak
In July 2023, Crane Company, along with certain of its subsidiaries (“Crane”), were added as defendants in ongoing product liability/personal injury lawsuits filed by 58 victims of a 2021 chemical leak incident that occurred at a LyondellBasell facility in La Porte, Texas. The multi-district lawsuits were consolidated for proceedings in state court in Harris County, Texas, and have been pending since 2021, when the initial set of defendants were sued. Crane is alleged to have manufactured a valve involved in the incident. Plaintiffs also added other defendants to the suits in July 2023 who allegedly either sold or serviced the subject valve or a valve accessory, and discovery for the newly added defendants began moving forward in February 2024. Crane has valid defenses, and insurance coverage that attaches after a modest self-insured retention. All of our insurance providers have been notified of this potential liability and have been cooperating with Crane as it engages in the litigation process. An initial settlement agreement was reached with a portion of the claimants in September 2024, and final settlement agreements were reached with all remaining claimants in February 2025. The entire settlement amount, except for our modest deductible obligation, was within our coverage limits and the insurance carriers have committed to fully fund the settlements. We have recognized a liability as of December 31, 2024 for the settled claims. In conjunction with the liability, a corresponding receivable was recorded as these matters are fully insured. There is no material loss related to this matter as it is covered by insurance.
Marion Site Hurricane Damage and Recovery
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
For the year ended December 31, 2024, we incurred expenses of $23.3 million related to damages caused by the hurricane, which included professional fees to restore and maintain the site and the write-off of damaged property, equipment and inventory. For the year ended December 31, 2024 we have received insurance recoveries of $20.0 million and have an insurance receivable of $2.8 million, which is net of the $0.5 million deductible. These costs and insurance recoveries are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
The following table summarizes the estimated loss from this event, net of insurance recoveries:

(in millions)
For the year ended December 31,	2024
Site clean-up and remediation costs	$18.7
Impairment and repairs of property, plant and equipment	2.3
Impairment and rework of inventory	1.8
Other	0.5
Total losses and expenses	$23.3
Insurance recoveries received	20.0
Insurance recoveries receivable (a)	2.8
Loss from natural disaster, net of insurance recoveries	$0.5

(a)	Included in Other current assets in the Consolidated Balance Sheets.

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
The gross settlement and defense costs incurred for the periods presented was as follows:

(in millions)
For the year ended December 31,	2022
Settlement / indemnity costs incurred	$29.4
Defense costs incurred	6.4
Total costs incurred	$35.8
The total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the periods presented was as follows:

(in millions)
For the year ended December 31,	2022
Settlement / indemnity payments	$33.8
Defense payments	6.1
Insurance receipts	(10.6)
Pre-tax cash payments, net	$29.3

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, including government contracting violations, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of December 31, 2024, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

Note 14 – Financing
Our debt as of December 31, 2024 and 2023 consisted of the following:

(in millions) December 31,	2024	2023
Term Facility(a)	$247.0	$248.5
Total long-term debt	$247.0	$248.5
(a) Debt issuance costs totaled $0.5 million and $0.8 million as of December 31, 2024 and 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

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

The Company made principal prepayments of $1.9 million and $50.6 million on the Term Facility during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there were no outstanding borrowings under the Revolving Facility.

The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company was in compliance with all such covenants as of December 31, 2024.
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
Other - As of December 31, 2024 and 2023, the Company had open standby letters of credit of $32.9 million and $24.4 million, respectively. The standby letters of credit were issued pursuant to Letter of Credit Reimbursement Agreements.
As of December 31, 2024, our total debt to total capitalization ratio was 13.1%, computed as follows:

(in millions)
Total debt	$247.0
Equity	1,641.0
Capitalization	$1,888.0
Total indebtedness to capitalization	13.1%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $18.3 million and $11.3 million as of December 31, 2024 and 2023, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Consolidated Balance Sheets and was $0.1 million as of December 31, 2023. The Company had no such derivative receivable as of December 31, 2024. Such derivative liability amounts are recorded within “Accrued liabilities” on our Consolidated Balance Sheets and was $1.1 million and $0.1 million as of December 31,2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 – Restructuring
In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions of approximately 160 employees, or about 2% of our global workforce. We recorded a charge of $7.8 million for the year ended December 31, 2022. We completed the program in the fourth quarter of 2024.
In the fourth quarter of 2019, we initiated actions to consolidate two manufacturing operations in Europe within our Process Flow Technologies segment. In 2020, we recorded additional severance costs related to the final negotiation with the works council/union at both locations. These actions, taken together, included workforce reductions of approximately 180 employees, or about 2% of our global workforce. We recorded a restructuring gain of $4.0 million for the year ended December 31, 2022. We completed the program in the first quarter of 2024.
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2022 Repositioning	2019 Repositioning	Total
Severance:
Balance as of December 31, 2023 (a)	$4.5	$0.2	$4.7
Utilization	(4.5)	(0.2)	(4.7)
Balance as of December 31, 2024	$—	$—	$—

(a)	Included within Accrued Liabilities in the Consolidated Balance Sheets.

The following table summarizes the cumulative restructuring costs, net incurred through December 31, 2024. We do not expect to incur additional facility consolidation costs to complete these actions as of December 31, 2024.

	Cumulative Restructuring Costs
(in millions)	Severance	Other	Total
Aerospace & Electronics	$1.5	$—	$1.5
Process Flow Technologies	6.2	1.0	7.2
2022 Repositioning	$7.7	$1.0	$8.7

Process Flow Technologies	$14.9	$(2.8)	$12.1
2019 Repositioning	$14.9	$(2.8)	$12.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 – Unaudited Quarterly Financial Data

(in millions, except per share data) For year ended December 31,	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Full Year
2024 (a)
Net sales	$510.2	$528.6	$548.3		$544.1	$2,131.2
Cost of sales	303.4	317.1	321.3		321.6	1,263.4
Gross profit	206.8	211.5	227.0		222.5	867.8
Operating profit	81.3	89.3	99.0	0.0	86.2	355.8
Net income from continuing operations attributable to common shareholders	58.8	66.3	72.8		70.3	268.2
Income from discontinued operations, net of tax	6.0	5.3	4.5		10.7	26.5
Net income attributable to common shareholders	$64.8	$71.6	$77.3		$81.0	$294.7

Earnings per basic share:
Earnings per basic share from continuing operations	$1.03	$1.16	$1.27		$1.23	$4.69
Earnings per basic share from discontinued operations (b)	0.11	0.09	0.08		0.18	0.46
Earnings per basic share	$1.14	$1.25	$1.35		$1.41	$5.15

Diluted earnings per share:
Earnings per diluted share from continuing operations	$1.02	$1.14	$1.25		$1.20	$4.60
Earnings per diluted share from discontinued operations (b)	0.10	0.09	0.08		0.18	0.45
Earnings per diluted share	$1.12	$1.23	$1.33		$1.38	$5.05

2023
Net sales	$451.5	$452.4	$473.9		$484.3	$1,862.1
Cost of sales	261.1	266.0	283.6		300.4	1,111.1
Gross profit	190.4	186.4	190.3		183.9	751.0
Operating profit	66.1	53.3	68.6		62.4	250.4
Net income from continuing operations attributable to common shareholders	47.4	35.9	49.0		43.6	175.9
Income from discontinued operations, net of tax	58.3	9.7	6.2		5.8	80.0
Net income attributable to common shareholders	$105.7	$45.6	$55.2		$49.4	$255.9

Earnings per basic share:
Earnings per basic share from continuing operations	$0.84	$0.63	$0.86		$0.77	3.10
Earnings per basic share from discontinued operations	1.03	0.17	0.11		0.10	1.41
Earnings per basic share	$1.87	$0.80	$0.97		$0.87	$4.51

Diluted earnings per share:
Earnings per diluted share from continuing operations	$0.83	$0.62	$0.85		$0.76	3.06
Earnings per diluted share from discontinued operations	1.01	0.17	0.11		0.10	1.39
Earnings per diluted share	$1.84	$0.79	$0.96		$0.86	$4.45
(a) Quarterly totals may not foot across due to rounding.
(b) Includes the tax benefit on the outside tax basis difference related to the divestiture of Engineered Materials.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18 – Subsequent Events
Effective on January 1, 2025, the Company completed the sale of the Engineered Materials segment to KPS for approximately $208.0 million, on a cash-free and debt-free basis. In connection with the divestiture, the Company will recognize a pre-tax gain of approximately $35 million, subject a net working capital adjustment and will be recorded in income from discontinued operations.

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
Change in Internal Controls over Financial Reporting. During the fourth quarter ended December 31, 2024, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2024. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Crane Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crane Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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
February 27, 2025

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2025 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 14, 2025 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of Crane by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. Our Policy On Trading In Company Stock is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2025 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 14, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2025 Annual Meeting of Stockholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 14, 2025.

As of December 31, 2024:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Crane Company 2023 Stock Plan (1)	1,961,840	$61.33	7,176,198
Equity compensation plans not approved by security holders	—	$—	—
Total	1,961,840	$61.33	7,176,198
(1) Column (a) Includes 279,212 restricted share units (“RSUs”), 141,801 deferred stock units (“DSUs”) and 322,964 performance-based restricted share units (“PRSUs”), assuming the maximum potential payout percentage. Actual numbers of shares may vary, depending on actual performance. If the PRSUs included in this total vest at the target performance level as opposed to the maximum level, the aggregate awards outstanding would be 1,800,358. Column (b) does not take RSUs, PRSUs or DSUs into account because they do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2025 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 14, 2025.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2025 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 14, 2025.

Item 15. Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements:
(b) Exhibits

Exhibit No.	Description
Exhibit 19.1	Crane Company Policy on Trading in Company Stock
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).
Exhibit 97	Crane Company Incentive Compensation Clawback Policy (as adopted July 24, 2023).
Exhibit 101.INS	Inline XBRL Instance Document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

CRANE COMPANY (Registrant)

By /s/ MAX H. MITCHELL
Max H. Mitchell Chairman, President and Chief Executive Officer Date 2/27/2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

/s/ MAX H. MITCHELL	/s/ RICHARD A. MAUE	/s/ MARIJANE PAPANIKOLAOU
Max H. Mitchell Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Richard A. Maue Executive Vice President Chief Financial Officer (Principal Financial Officer)	Marijane Papanikolaou Vice President, Controller Chief Accounting Officer (Principal Accounting Officer)
Date 2/27/2025	Date 2/27/2025	Date 2/27/2025
Directors

/s/ JAMES L.L. TULLIS	/s/ MARTIN R. BENANTE	/s/ SANJAY KAPOOR
James L.L. Tullis	Martin R. Benante	Sanjay Kapoor
Date 2/27/2025	Date 2/27/2025	Date 2/27/2025

/s/ RONALD C. LINDSAY	/s/ SUSAN D. LYNCH	/s/ ELLEN MCCLAIN
Ronald C. Lindsay	Susan D. Lynch	Ellen McClain
Date 2/27/2025	Date 2/27/2025	Date 2/27/2025

/s/ CHARLES G. MCCLURE, JR.	/s/ JENNIFER M. POLLINO
Charles G. McClure, Jr.	Jennifer M. Pollino
Date 2/27/2025	Date 2/27/2025