Form 10-Q
period 2025-03-31
Crane Co
filed 2025-05-01
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2025
Common stock, $1.00 Par Value – 57,501,189 shares

Crane Company

Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions, except per share data)	2025	2024
Net sales	$557.6	$510.2
Operating costs and expenses:
Cost of sales	320.0	303.4
Selling, general and administrative	136.5	125.5
Operating profit	101.1	81.3
Other (expense) income:
Interest income	3.2	1.2
Interest expense	(4.5)	(7.2)
Miscellaneous expense, net	(1.0)	(1.2)
Total other expense, net	(2.3)	(7.2)
Income from continuing operations before income taxes	98.8	74.1
Provision for income taxes	20.5	15.3
Net income from continuing operations attributable to common shareholders	78.3	58.8
Income from discontinued operations, net of tax (Note 3)	28.8	6.0
Net income attributable to common shareholders	$107.1	$64.8

Earnings per basic share:
Earnings per basic share from continuing operations	$1.36	$1.03
Earnings per basic share from discontinued operations	0.50	0.11
Earnings per basic share	$1.86	$1.14

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.34	$1.02
Earnings per diluted share from discontinued operations	0.49	0.10
Earnings per diluted share	$1.83	$1.12

Average shares outstanding:
Basic	57.4	57.0
Diluted	58.5	58.1

Dividends per share	$0.23	$0.205

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net income attributable to common shareholders	$107.1	$64.8
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	18.3	(12.4)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.7	3.0
Other comprehensive income (loss), net of tax	21.0	(9.4)
Comprehensive income before allocation to noncontrolling interests	128.1	55.4
Less: Noncontrolling interests in comprehensive income	—	(0.1)
Comprehensive income attributable to common shareholders	$128.1	$55.5
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$435.1	$306.7
Accounts receivable, net of allowance for doubtful accounts of $9.3 as of March 31, 2025 and $8.7 as of December 31, 2024	384.4	339.1
Inventories, net:
Finished goods	70.4	64.2
Finished parts and subassemblies	48.3	50.7
Work in process	59.0	51.4
Raw materials	213.9	214.1
Inventories, net	391.6	380.4
Other current assets	162.4	159.1
Current assets held for sale	—	217.9
Total current assets	1,373.5	1,403.2
Property, plant and equipment:
Cost	704.1	682.9
Less: accumulated depreciation	434.0	421.6
Property, plant and equipment, net	270.1	261.3
Long-term deferred tax assets	7.4	11.2
Other assets	144.4	144.7
Intangible assets, net	157.3	159.9
Goodwill	669.4	661.6
Total assets	$2,622.1	$2,641.9
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	March 31, 2025	December 31, 2024
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$247.1	$—
Accounts payable	149.6	188.2
Accrued liabilities	244.4	303.2
U.S. and foreign taxes on income	18.4	7.9
Current liabilities held for sale	—	44.1
Total current liabilities	659.5	543.4
Long-term debt, net	—	247.0
Accrued pension and postretirement benefits	68.7	69.6
Long-term deferred tax liability	35.9	34.8
Other liabilities	98.8	106.1
Total liabilities	862.9	1,000.9
Commitments and contingencies (Note 12)
Equity:
Common shares, par value $1.00; 66,475,307 shares authorized; 57,497,701 and 57,290,198 shares issued and outstanding, respectively	57.5	57.3
Capital surplus	428.6	425.5
Retained earnings	1,311.7	1,217.8
Accumulated other comprehensive loss	(40.9)	(61.9)
Total shareholders’ equity	1,756.9	1,638.7
Noncontrolling interests	2.3	2.3
Total equity	1,759.2	1,641.0
Total liabilities and equity	$2,622.1	$2,641.9
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating activities:
Net income attributable to common shareholders	$107.1	$64.8
Less: Income from discontinued operations, net of tax	28.8	6.0
Net income from continuing operations attributable to common shareholders	78.3	58.8
Depreciation and amortization	12.5	11.9
Stock-based compensation expense	9.3	6.5
Defined benefit plans and postretirement cost	2.0	0.8
Deferred income taxes	—	(3.1)
Cash used for operating working capital	(146.4)	(143.0)
Defined benefit plans and postretirement contributions	(0.6)	(0.6)
Environmental payments, net of reimbursements	(1.1)	(1.4)
Other	(0.2)	(0.8)
Total used for operating activities from continuing operations	(46.2)	(70.9)
Investing activities:
Payment for acquisitions - net of cash acquired and working capital adjustments	(0.2)	(105.6)
Capital expenditures	(14.2)	(8.0)
Other investing activities	—	0.2
Total used for investing activities from continuing operations	(14.4)	(113.4)
Financing activities:
Dividends paid	(13.2)	(11.7)
Net payments related to employee stock plans	(10.4)	(8.5)
Proceeds from debt	—	140.0
Repayments of debt	—	(31.9)
Total (used for) provided by financing activities from continuing and discontinued operations	(23.6)	87.9
Discontinued Operations:
Total provided by operating activities	—	(9.0)
Total provided by (used for) investing activities(a)	207.7	(1.1)
Increase (decrease) in cash and cash equivalents from discontinued operations	207.7	(10.1)
Effect of exchange rates on cash and cash equivalents	4.9	(3.7)
Increase (decrease) in cash and cash equivalents	128.4	(110.2)
Cash and cash equivalents at beginning of period	306.7	329.6
Cash and cash equivalents of continuing operations at end of period	$435.1	$219.4
(a) For the three months ended March 31, 2025, the cash provided by investing activities from discontinued operations was from the sale of the Engineered Materials segment. See Note 3, “Discontinued Operations” for additional information.

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(42.1)	$(36.6)
Inventories	(8.4)	(19.4)
Other current assets	(7.9)	(11.8)
Accounts payable	(40.7)	(20.5)
Accrued liabilities	(60.2)	(51.9)
U.S. and foreign taxes on income	12.9	(2.8)
Total	$(146.4)	$(143.0)

Supplemental disclosure of cash flow information:
Interest paid	$3.8	$5.8
Income taxes paid	$7.6	$20.0
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2024	57.3	$425.5	$1,217.8	$(61.9)	$1,638.7	$2.3	$1,641.0
Net income	—	—	107.1	—	107.1	—	107.1
Cash dividends ($0.23 per share)	—	—	(13.2)	—	(13.2)	—	(13.2)
Exercise of stock options	0.1	4.0	—	—	4.1	—	4.1
Impact from settlement of share-based awards, net of shares acquired	0.1	(14.6)	—	—	(14.5)	—	(14.5)
Impact from settlement of liability PRSUs (Note 1)	—	5.7	—	—	5.7	—	5.7
Stock-based compensation expense	—	8.0	—	—	8.0	—	8.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	2.7	—	2.7
Currency translation adjustment	—	—	—	18.3	18.3	—	18.3
BALANCE MARCH 31, 2025	57.5	$428.6	$1,311.7	$(40.9)	$1,756.9	$2.3	$1,759.2

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2023	56.9	$398.2	$960.7	$(58.0)	$1,357.8	$2.5	$1,360.3
Net income	—	—	64.8	—	64.8	—	64.8
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	0.1	2.4	—	—	2.5	—	2.5
Impact from settlement of share-based awards, net of shares acquired	0.1	(11.1)	—	—	(11.0)	—	(11.0)
Impact from settlement of liability PRSUs (Note 1)	—	6.1	—	—	6.1	—	6.1
Stock-based compensation expense	—	5.4	—	—	5.4	—	5.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	(12.3)	(12.3)	(0.1)	(12.4)
BALANCE MARCH 31, 2024	57.1	$401.0	$1,013.8	$(67.3)	$1,404.6	$2.4	$1,407.0
See Notes to Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures. Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation.
Divestiture Engineered Materials
Effective on January 1, 2025, the Company completed the sale of the Engineered Materials segment for approximately $208.0 million, on a cash-free and debt-free basis. In connection with the divestiture, the Company recognized a pre-tax gain of $35.7 million, subject to a net working capital adjustment and was recorded in income from discontinued operations.
As a result of the sale, the operating results of Engineered Materials are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the assets and liabilities of the Engineered Materials segment were classified as held for sale at December 31, 2024. Throughout these notes, unless otherwise indicated, amounts and activity are presented on a continuing operations basis. See Note 3, “Discontinued Operations,” in the Notes to Financial Statements for additional details.
The Company entered into a Transition Services Agreement ("TSA") with KPS Capital Partners, L.P (“KPS”), which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA include, but are not limited to, shared systems and support, primarily related to IT, payroll and benefits. These services terminate at various times up to twelve months from the date of sale. Amounts received under the TSA were not material for the three months ended March 31, 2025.
Liability Performance-Based Restricted Share Units
As a result of the separation into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (the “Separation”), certain executives hold performance-based restricted share units (“PRSUs”) that have undergone an equity-to-liability modification and are denominated in Crane NXT, Co. stock. The outstanding PRSUs relate to grants made prior to the Separation transaction and accordingly will vest in February 2026. As of March 31, 2025 and 2024, 88,505 and 101,182 units vested and were settled by Crane NXT Co, respectively. The impact from the settlement of this liability was reflected on the Condensed Consolidated Statement of Changes in Equity as a $5.7 million and $6.1 million capital contribution as of March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, the liability balance was $2.5 million and $7.4 million, respectively, and included in “Other liabilities” on our Condensed Consolidated Balance Sheets.
Recent Accounting Pronouncements - Not Yet Adopted as of March 31, 2025
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis. We are currently evaluating this guidance to determine the impact on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, ASU 2024-03 is required to be applied on a prospective basis while retrospective application is permitted. We are currently evaluating this guidance to determine the impact on our disclosures.
Recent Accounting Pronouncements - Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 2 - Acquisitions
Technifab Acquisition
On November 1, 2024, the Company completed the acquisition of Technifab Products, Inc. (“Technifab”) for 38.8 million on a cash-free and debt-free basis. During the first quarter of 2025, the Company paid $0.2 million to the seller related to a final working capital adjustment.

Note 3 - Discontinued Operations
Engineered Materials
The following represents financial results from Engineered Materials included in discontinued operations:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net sales	$—	$55.1
Cost of sales	—	41.4
Selling, general and administrative	—	5.6
Operating profit	—	8.1
Gain on sale of business	35.7	—
Other expense, net	—	(0.1)
Net income from discontinued operations before income taxes	35.7	8.0
Provision for income taxes	6.9	2.0
Income from discontinued operations, net of tax	$28.8	$6.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The major categories of assets and liabilities included in assets of discontinued operations and liabilities of discontinued operations are as follows:

(in millions)	December 31, 2024
Assets:
Cash and Cash Equivalents	$1.5
Accounts receivable, net	9.2
Inventories, net	8.1
Other current assets	1.4
Current assets held for sale (a)	20.2

Property, plant and equipment, net	25.3
Other assets	0.4
Intangible assets, net	0.7
Goodwill	171.3
Long-term assets held for sale (a)	197.7
Assets held for sale	$217.9

Liabilities:
Accounts payable	16.8
Accrued liabilities	7.9
Current liabilities held for sale (a)	24.7

Long-term deferred tax liability	19.2
Other liabilities	0.2
Long-term liabilities held for sale (a)	19.4
Liabilities held for sale	$44.1
(a) We closed on this transaction within one year from the date of our entry into the agreement, and therefore have presented all assets and liabilities as current as of December 31, 2024.

Note 4 - Segment Results
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
A brief description of each of our current segments is as follows:
Aerospace & Electronics
The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace, and the military aerospace, defense and space markets. Its brands have decades of proven experience, and in many cases invented the critical technologies in their respective markets. The business designs and delivers proven systems, reliable components, and flexible power solutions that excel in tough and mission-

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
critical environments. Products and services are organized into six integrated solutions: Sensing Components & Systems, Electrical Power Solutions, Fluid Management Solutions, Landing & Control Systems, and Microwave Solutions.
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
Financial information by reportable segment is set forth below.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net Sales:
Aerospace & Electronics	$248.9	$225.9
Process Flow Technologies	308.7	284.3
TOTAL NET SALES	$557.6	$510.2

Cost of Sales:
Aerospace & Electronics	$147.8	$141.7
Process Flow Technologies	172.2	161.7
TOTAL COST OF SALES	$320.0	$303.4

Selling, general and administrative:
Aerospace & Electronics	$36.5	$35.9
Process Flow Technologies	73.7	65.7
Corporate	26.3	23.9
TOTAL SELLING, GENERAL AND ADMINISTRATIVE	$136.5	$125.5

Operating profit:
Aerospace & Electronics	$64.6	$48.3
Process Flow Technologies	62.8	56.9
Corporate	(26.3)	(23.9)
TOTAL OPERATING PROFIT	$101.1	$81.3

Interest income	3.2	1.2
Interest expense	(4.5)	(7.2)
Miscellaneous expense, net	(1.0)	(1.2)
Income from continuing operations before income taxes	$98.8	$74.1

	Three Months Ended
	March 31,
(in millions)	2025	2024
Depreciation and amortization:
Aerospace & Electronics	$4.5	$5.6
Process Flow Technologies	8.0	6.3
TOTAL DEPRECIATION AND AMORTIZATION	$12.5	$11.9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
(in millions)	2025	2024
Capital expenditures:
Aerospace & Electronics	$4.0	$2.6
Process Flow Technologies	10.2	5.4
TOTAL CAPITAL EXPENDITURES	$14.2	$8.0

(in millions)	March 31, 2025	December 31, 2024
Assets:
Aerospace & Electronics	$917.4	$896.2
Process Flow Technologies	1,322.3	1,265.0
Corporate	382.4	262.8
Assets held for sale	—	217.9
TOTAL ASSETS	$2,622.1	$2,641.9

(in millions)	March 31, 2025	December 31, 2024
Goodwill:
Aerospace & Electronics	$248.6	$248.5
Process Flow Technologies	420.8	413.1
TOTAL GOODWILL	$669.4	$661.6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Aerospace & Electronics
Commercial Original Equipment	$94.0	$85.5
Military Original Equipment	71.8	71.4
Commercial Aftermarket Products	60.4	50.7
Military Aftermarket Products	22.7	18.3
Total Aerospace & Electronics	$248.9	$225.9

Process Flow Technologies
Process Valves and Related Products	$233.5	$214.0
Commercial Valves	37.4	32.9
Pumps and Systems	37.8	37.4
Total Process Flow Technologies	$308.7	$284.3

Net Sales	$557.6	$510.2
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of March 31, 2025, total backlog was $1,350.0 million. We expect to recognize approximately 70% of our remaining performance obligations as revenue in 2025, an additional 24% in 2026 and the balance thereafter.
Contract Assets and Contract Liabilities
Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. We report contract assets, which are included within “Other current assets” on our Condensed Consolidated Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” on our Condensed Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Contract assets	$76.3	$65.7
Contract liabilities	$39.4	$36.3
We recognized revenue of $16.3 million during the three months ended March 31, 2025, related to contract liabilities as of December 31, 2024.

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

	Three Months Ended
	March 31,
(in millions, except per share data)	2025	2024
Net income from continuing operations attributable to common shareholders	$78.3	$58.8
Income from discontinued operations, net of tax (Note 3)	28.8	6.0
Net income attributable to common shareholders	$107.1	$64.8

Average basic shares outstanding	57.4	57.0
Effect of dilutive share-based awards	1.1	1.1
Average diluted shares outstanding	58.5	58.1

Earnings per basic share:
Earnings per basic share from continuing operations	$1.36	$1.03
Earnings per basic share from discontinued operations	0.50	0.11
Earnings per basic share	$1.86	$1.14

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.34	$1.02
Earnings per diluted share from discontinued operations	0.49	0.10
Earnings per diluted share	$1.83	$1.12

Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive was 0.2 million for both the three months periods ended March 31, 2025 and 2024.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2024	$(244.3)	$182.4	$(61.9)
Other comprehensive income before reclassifications	—	18.3	18.3
Amounts reclassified from accumulated other comprehensive loss	2.7	—	2.7
Net period other comprehensive income	2.7	18.3	21.0
Balance as of March 31, 2025	$(241.6)	$200.7	$(40.9)
(a) Net of tax benefit of $93.3 million and $94.2 million as of March 31, 2025 and December 31, 2024, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024. Amortization of pension and postretirement components has been recorded within “Miscellaneous expense, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in millions)	2025	2024
Amortization of pension items:
Prior service costs	$0.2	$0.2
Net loss	3.5	3.8
Amortization of postretirement items:
Net gain	(0.1)	(0.1)
Total before tax	$3.6	$3.9
Tax impact	0.9	0.9
Total reclassifications for the period	$2.7	$3.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended March 31, 2025, and 2024 are as follows:

	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Service cost	$0.8	$0.9	$—	$—
Interest cost	8.6	8.6	—	—
Expected return on plan assets	(11.0)	(12.5)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net loss (gain)	3.5	3.8	(0.1)	(0.1)
Net periodic loss (benefit) (a)	$2.1	$1.0	$(0.1)	$(0.1)
(a) Includes $0.1 million of pension net periodic loss related to discontinued operations for the three months ended March 31, 2024.
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income (expense), net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2025	$16.8	$0.4
Amounts contributed during the three months ended March 31, 2025	$0.5	$0.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended March 31,
	2025	2024
Effective Tax Rate	20.8%	20.6%

Our effective tax rate for the three months ended March 31, 2025, is slightly higher than the prior year’s comparable period due to a lower statutory U.S. deduction related to our non-U.S. subsidiaries’ income and slightly higher statutorily non-deductible costs, partially offset by excess share-based compensation benefits.

Our effective tax rate for the three months ended March 31, 2025 is approximately equal to the statutory U.S. federal tax rate of 21%, and any overall net differences are primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Unrecognized Tax Benefits
During the three months ended March 31, 2025, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.5 million, primarily due to increases in tax positions taken in the current and prior period. During the three months ended March 31, 2025, the total amount of unrecognized tax benefits that, if recognized, would cause our effective tax rate to increase by $0.6 million. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

During the three months ended March 31, 2025, we recognized $0.2 million of interest expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of March 31, 2025 and December 31, 2024, the total amount of accrued interest and penalty expenses related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $2.9 million and $2.7 million, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of March 31, 2025, we had three reporting units.
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
Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Total
Balance as of December 31, 2024	$248.5	$413.1	$661.6
Acquisition(a)	—	0.2	0.2
Currency translation	0.1	7.5	7.6
Balance as of March 31, 2025	$248.6	$420.8	$669.4
(a) For the period ended March 31, 2025, adjustments within the Process Flow Technologies segment of $0.2 million relate to the Technifab final working capital adjustment. See Note 2 for further information.

As of March 31, 2025, we had $157.3 million of net intangible assets, of which $21.9 million were intangibles with indefinite useful lives. As of December 31, 2024, we had $159.9 million of net intangible assets, of which $21.4 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance at beginning of period, net of accumulated amortization	$159.9	$87.1
Additions (a)	—	92.4
Amortization expense	(3.7)	(17.6)
Currency translation and other	1.1	(2.0)
Balance at end of period, net of accumulated amortization	$157.3	$159.9
(a) For the year ended December 31, 2024, additions of $92.4 million relate to the acquisitions of Vian Enterprises, Inc., CryoWorks, Inc. and Technifab. See Note 2 for further information.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		March 31, 2025			December 31, 2024
(dollars in millions)	Weighted Average Amortization Period of Definite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.3	$80.5	$43.1	$37.4	$79.8	$42.4	$37.4
Customer relationships and backlog	20.6	192.2	74.0	118.2	191.0	70.2	120.8
Drawings	40.0	11.1	10.8	0.3	11.1	10.8	0.3
Other	25.8	38.1	36.7	1.4	37.9	36.5	1.4
Total	20.8	$321.9	$164.6	$157.3	$319.8	$159.9	$159.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2025	$10.1
2026	12.1
2027	11.3
2028	10.1
2029	10.1
2030 and after	81.7
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	March 31, 2025	December 31, 2024
Employee related expenses	$67.0	$116.2
Current lease liabilities	12.8	13.0
Contract liabilities	39.4	36.3
Environmental liabilities	7.8	7.9
Other	117.4	129.8
Total	$244.4	$303.2

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Commitments and Contingencies
Environmental Matters
For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of March 31, 2025 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
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
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The remediation of the PGA North Site comprises two main remedial components: a plume management and remediation system (in accordance with the requirements of the 2006 Consent Decree) and source area remediation (to comply with the requirements of the 2014 ROD Amendment). The 2019 conceptual agreement and modified remedial approach focused on enhanced extraction of contaminated groundwater and targeted reinjection of treated groundwater and was designed to accelerate remedial progress at the site. The modified remedial approach required certain capital investments and infrastructure upgrades across the broader plume area, with the final components of this approach commissioned in 2022. In addition, the modified source area treatment remedy was commissioned in late 2023. As part of our approved remedial plans, the Company is required to conduct periodic groundwater monitoring to demonstrate the effectiveness of these system enhancements and provide the EPA with a report evaluating remedial performance, restoration time frames and potential inefficiencies (which may warrant further system upgrade or modifications). The year 2027 was selected as a milestone to enable the collection of 3 to 4 years of post-commissioning data, analysis of data and submission of a performance monitoring report to the EPA with recommendations. This report will document the project restoration time frames for groundwater and outline the future operational scheme, including the key milestones for transitioning from active

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
groundwater treatment to monitoring only. This report will be submitted to the EPA for approval and in combination with regulatory discussions and consultations, is expected to provide clarity on future remedial requirements at the site and associated costs. The total estimated gross liability was $15.4 million and $16.4 million as of March 31, 2025 and December 31, 2024, respectively, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million as of March 31, 2025 and December 31, 2024, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2025 and December 31, 2024, we recorded a receivable of $3.0 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
LyondellBasell Chemical Leak
In July 2023, Crane Company, along with certain of its subsidiaries (“Crane”), were added as defendants in ongoing product liability/personal injury lawsuits filed by 58 victims of a 2021 chemical leak incident that occurred at a LyondellBasell facility in La Porte, Texas. The multi-district lawsuits were consolidated for proceedings in state court in Harris County, Texas, and were pending since 2021, when the initial set of defendants were sued. Crane is alleged to have manufactured a valve involved in the incident. Plaintiffs also added other defendants to the suits in July 2023 who allegedly either sold or serviced the subject valve or a valve accessory, and discovery for the newly added defendants began moving forward in February 2024. Crane had valid defenses, and insurance coverage that attached after a modest self-insured retention. All of our insurance providers were timely notified of this potential liability and cooperated with Crane as it engaged in the litigation process. An initial settlement agreement was reached with a portion of the claimants in September 2024, and final settlement agreements were reached with all remaining claimants in February 2025. The entire settlement amount, except for our modest deductible obligation, was within our coverage limits and the insurance carriers have committed to fully fund the settlements. We recognized a liability as of March 31, 2025 and December 31, 2024 for the settled claims. In conjunction with the liability, a corresponding receivable was recorded as these matters were fully insured. There is no material loss related to this matter as it is covered by insurance.
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
For the three months ended March 31, 2025, we incurred expenses of $5.6 million primarily related to damages caused by the hurricane, which included professional fees to restore and maintain the site. As of March 31, 2025, we have an insurance receivable of $8.4 million, which is net of the $0.5 million deductible. On a cumulative basis, we incurred expenses of $28.9 million related to damages caused by the hurricane and received corresponding insurance recoveries of $20.0 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the components of Loss from natural disaster, net of insurance recoveries:

Three Months Ended
March 31,
(in millions)	2025
Site clean-up and remediation costs	$4.6
Repairs of property, plant and equipment	0.7
Impairment and rework of inventory	0.1
Other	0.2
Total expenses and losses	$5.6
Insurance recoveries to be received	5.6
Loss from natural disaster, net of insurance recoveries	$—

Insurance recoveries receivable, net of deductible as of December 31, 2024	$2.8
Expenses and losses incurred during the three months ended March 31, 2025	5.6
Insurance recoveries receivable, net of deductible(a)	$8.4
(a) Included in Other current assets in the Condensed Consolidated Balance Sheets.
Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, including government contracting violations, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of March 31, 2025, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Financing
Our debt consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Term Facility (a)	$247.1	$—
Total current maturities of long-term debt	$247.1	$—

Term Facility (a)	$—	$247.0
Total long-term debt	$—	$247.0
(a) Debt issuance costs totaled $0.4 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively, and have been netted against the aggregate principal amounts.

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

The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company was in compliance with all such covenants as of March 31, 2025.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $19.7 million and $18.3 million as of March 31, 2025 and December 31, 2024, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and was $0.5 million as of March 31, 2025. The Company had no such derivative receivable as of December 31, 2024. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and was $1.1 million as of December 31, 2024. The Company had no such derivative payable as of March 31, 2025.

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

Reference herein to “Crane,” “the Company,” “we,” “us” and “our” refer to Crane Company and its subsidiaries unless the context specifically states or implies otherwise. References to changes in “core sales” or “core sales growth” in this report include the change in sales excluding the impact of foreign currency translation and acquisitions and divestitures from closing up to the first anniversary, of such acquisitions or divestitures. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•The effect of changes in economic conditions in the markets in which we operate, including the impact of U.S. tariff policy and retaliatory tariffs on our business, financial market conditions, end markets for our products, fluctuations in raw material prices, inflationary pressures, supply chain disruptions and access to key raw materials, higher interest rates and the financial condition of our customers and suppliers;
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions and Events
Divestiture of Engineered Materials
Effective on January 1, 2025, the Company completed the sale of the Engineered Materials segment to KPS Capital Partners, L.P (“KPS”) for approximately $208.0 million, on a cash-free and debt-free basis. In connection with the divestiture, the Company recognized a pre-tax gain of $35.7 million, subject to a net working capital adjustment and was recorded in income from discontinued operations. We determined that the Engineered Materials segment met the criteria of being reported as a discontinued operation as of March 31, 2025 and December 31, 2024. As a result, the related assets, liabilities and operating results of Engineered Materials are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See Item 1 under Note 3, “Discontinued Operations,” in the Notes to Condensed Consolidated Financial Statements for additional detail.
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
For the three months ended March 31, 2025, we incurred losses and expenses of $5.6 million related to damages caused by the hurricane, which included professional fees to restore and maintain the site. For the period ended March 31, 2025 we have an insurance receivable of $8.4 million, which is net of the $0.5 million deductible. These costs and insurance recoveries are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Outlook
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions, which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, tariff impacts, and a variety of other factors.
In 2025, we expect a total year-over-year sales increase of approximately 5%, driven by approximately 4% to 6% core sales growth, and an acquisition benefit of approximately 1% to 2%, partially offset by an approximate 1% headwind from foreign exchange. We expect an improvement in operating profit driven primarily by productivity benefits, operating leverage on higher volumes, lower transaction related expenses and higher pricing net of inflation and contributions from the Technifab and CryoWorks, Inc. (“CryoWorks”) acquisitions.
Aerospace & Electronics
In 2025, we expect Aerospace & Electronics sales to increase in the high single-digit range compared to 2024. We expect a substantial improvement in our OEM business driven by higher commercial aircraft build rates. We expect growth in our commercial and military aftermarket businesses driven by continued high utilization of aircraft, but at decelerating rates compared to 2023 and 2024 due to increasingly challenging year-over-year comparisons. We expect segment operating profit and operating margin to increase compared to 2024 driven primarily by productivity benefits and the impact of operating leverage on higher volumes.
Process Flow Technologies
In 2025, we expect Process Flow Technologies sales to increase approximately 4% to 5% driven by low- to mid-single digit core sales growth, a 2% to 3% contribution from the Technifab and CryoWorks acquisitions, partially offset by approximately 1% of unfavorable foreign exchange. The core sales increase is primarily due to demand in the Chemical, Pharmaceutical, Industrial and Cryogenic markets.
We expect an improvement in segment operating profit and operating margin compared to 2024, driven primarily by strong productivity and higher pricing net of inflation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Three Months Ended March 31, 2025 and 2024
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first quarter 2025 versus the first quarter 2024, unless otherwise specified.

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales	$557.6	$510.2	$47.4	9.3%

Cost of sales	320.0	303.4	(16.6)	(5.5)%
as a percentage of sales	57.4%	59.5%
Selling, general and administrative	136.5	125.5	(11.0)	(8.8)%
as a percentage of sales	24.5%	24.6%
Operating profit	101.1	81.3	19.8	24.4%
Operating margin	18.1%	15.9%

Other income (expense):
Interest income	3.2	1.2	2.0	166.7%
Interest expense	(4.5)	(7.2)	2.7	37.5%
Miscellaneous expense, net	(1.0)	(1.2)	0.2	16.7%
Total other expense, net	(2.3)	(7.2)	4.9	68.1%
Income from continuing operations before income taxes	98.8	74.1	24.7	33.3%
Provision for income taxes	20.5	15.3	(5.2)	(34.0)%
Net income from continuing operations attributable to common shareholders	$78.3	$58.8	$19.5	33.2%

Sales increased by $47.4 million, or 9.3%, to $557.6 million in 2025. The period-over-period change in sales included:
•an increase in core sales of $38.5 million, or 7.5%, which was driven primarily by higher pricing and to a lesser extent higher volumes;
•an increase in sales related to the CryoWorks and Technifab acquisitions of $12.7 million, or 2.5%; and
•partially offset by unfavorable foreign currency translation of $3.8 million, or 0.7%.
Cost of sales increased by $16.6 million, or 5.5%, to $320.0 million in 2025. The increase is primarily related to higher material, labor and other manufacturing costs $17.0 million, or 5.6%, the impact from the CryoWorks and Technifab acquisitions of $8.8 million, or 2.9%, higher volumes of $6.7 million, or 2.2%, partially offset by strong productivity gains $11.6 million, or 3.8%, favorable foreign currency translation of $2.0 million, or 0.7%, favorable mix of $1.3 million, or 0.4%, and savings of $1.0 million, or 0.3%.
Selling, general and administrative expenses increased by $11.0 million, or 8.8%, to $136.5 million in 2025, reflecting a $10.9 million, or 8.7% increase in administrative expenses. The increase in administrative expenses was primarily driven by the acquisitions of CryoWorks and Technifab and investments in core businesses.
Operating profit increased by $19.8 million, or 24.4%, to $101.1 million in 2025. The increase primarily reflected the impact from continued pricing gains and strong productivity of $12.2 million, or 15.0%, higher volumes of $6.6 million, or 8.1%, favorable mix of $1.3 million, or 1.6%, partially offset by unfavorable foreign currency translation of $0.9 million, or 1.1%.
Our effective tax rate for the three months ended March 31, 2025, is slightly higher than the prior year’s comparable period due to a lower statutory U.S. deduction related to our non-U.S. subsidiaries’ income and slightly higher statutorily non-deductible costs, partially offset by excess share-based compensation benefits.

Our effective tax rate for the three months ended March 31, 2025 is approximately equal to the statutory U.S. federal tax rate of 21%, and any overall net differences are primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net income before allocation to noncontrolling interests	$107.1	$64.8
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	18.3	(12.4)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.7	3.0
Other comprehensive income (loss), net of tax	21.0	(9.4)
Comprehensive income before allocation to noncontrolling interests	128.1	55.4
Less: Noncontrolling interests in comprehensive income	—	(0.1)
Comprehensive income attributable to common shareholders	$128.1	$55.5
For the three months ended March 31, 2025, comprehensive income before allocation to noncontrolling interests was $128.1 million compared to $55.4 million in the same period of 2024. The $72.7 million increase was primarily driven by higher net income before allocation to noncontrolling interests of $42.3 million, and $30.7 million year-over-year favorable impact of foreign currency translation, primarily related to the euro and British pound.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Months Ended March 31, 2025 and 2024
Aerospace & Electronics

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales by product line:
Commercial Original Equipment	$94.0	$85.5	$8.5	9.9%
Military Original Equipment	71.8	71.4	0.4	0.6%
Commercial Aftermarket Products	60.4	50.7	9.7	19.1%
Military Aftermarket Products	22.7	18.3	4.4	24.0%
Total net sales	$248.9	$225.9	$23.0	10.2%
Cost of sales	$147.8	$141.7	$(6.1)	(4.3)%
as a percentage of sales	59.4%	62.7%
Selling, general and administrative	$36.5	$35.9	$(0.6)	(1.7)%
as a percentage of sales	14.7%	15.9%
Operating profit	$64.6	$48.3	$16.3	33.7%
Operating margin	26.0%	21.4%

Supplemental Data:
Backlog	$960.1	$791.8	$168.3	21.3%

Sales increased $23.0 million, or 10.2%, to $248.9 million in 2025, primarily due to higher pricing and volumes of $23.3 million, or 10.3%, offset to a lesser extent of unfavorable foreign currency translation of $0.3 million, or 0.1%.
•Sales of Commercial Original Equipment increased $8.5 million, or 9.9%, to $94.0 million in 2025, reflecting strong demand from aircraft manufacturers.
•Sales of Military Original Equipment increased $0.4 million, or 0.6%, to $71.8 million in 2025.
•Sales of Commercial Aftermarket Products increased $9.7 million, or 19.1%, to $60.4 million in 2025, reflecting continued strong demand from the airlines due to improving air traffic.
•Sales of Military Aftermarket Products increased $4.4 million, or 24.0%, to $22.7 million in 2025, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
Cost of sales increased by $6.1 million, or 4.3%, to $147.8 million in 2025, primarily reflecting increased material, labor and other manufacturing costs of $8.8 million, or 6.2%, higher volumes of $5.3 million, or 3.7%, partially offset by strong productivity gains of $6.1 million, or 4.3%, and favorable mix and savings of $1.9 million, or 1.3%.
Selling, general and administrative expense increased by $0.6 million, or 1.7%, to $36.5 million in 2025, primarily related to higher administrative costs, offset by lower engineering costs.
Operating profit increased by $16.3 million, or 33.7%, to $64.6 million in 2025. The increase primarily reflected the impact from higher volumes of $5.6 million, or 11.6%, strong pricing and productivity gains of $8.6 million, or 17.8%, and favorable mix of $1.3 million, or 2.7%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales by product line:
Process Valves and Related Products	$233.5	$214.0	$19.5	9.1%
Commercial Valves	37.4	32.9	4.5	13.7%
Pumps and Systems	37.8	37.4	0.4	1.1%
Total net sales	$308.7	$284.3	$24.4	8.6%
Cost of sales	$172.2	$161.7	$(10.5)	(6.5)%
as a percentage of sales	55.8%	56.9%
Selling, general and administrative	$73.7	$65.7	$(8.0)	(12.2)%
as a percentage of sales	23.9%	23.1%
Operating profit	$62.8	$56.9	$5.9	10.4%
Operating margin	20.3%	20.0%

Supplemental Data:
Backlog (a)	$389.9	$393.3	$(3.4)	(0.9)%
(a) Includes $21.8 million of backlog as of March 31, 2025 pertaining to the CryoWorks and Technifab acquisitions.
Sales increased by $24.4 million, or 8.6%, to $308.7 million in 2025, primarily driven by higher core sales of $15.2 million, or 5.3%, primarily due to higher pricing, the impact of the CryoWorks and Technifab acquisitions of $12.7 million, or 4.5%, offset by unfavorable foreign currency translation of $3.5 million, or 1.2%.
•Sales of Process Valves and Related Products increased by $19.5 million, or 9.1%, to $233.5 million in 2025, primarily driven by the impact of the CryoWorks and Technifab acquisitions and higher core sales.
•Sales of Commercial Valves increased by $4.5 million, or 13.7%, to $37.4 million in 2025, reflecting an increase in core sales driven by higher volumes and pricing.
Cost of sales increased by $10.5 million, or 6.5%, to $172.2 million, primarily related to the impact of the CryoWorks and Technifab acquisitions of $8.8 million, or 5.4%, higher material, labor and other manufacturing costs of $8.1 million, or 5.0%, higher volumes of $1.4 million, or 0.9%, offset by productivity gains of $5.6 million, or 3.5%, favorable foreign currency translation of $2.0 million, or 1.2%, and to a lesser extent favorable cost savings of $0.2 million, or 0.1%.
Selling, general and administrative expenses increased by $8.0 million, or 12.2%, to $73.7 million, reflecting an increase in administrative costs of $7.3 million, or 11.1%, primarily from the impact of the CryoWorks and Technifab acquisitions.
Operating profit increased by $5.9 million, or 10.4%, to $62.8 million in 2025. The increase is primarily due to continued strong pricing and higher productivity gains of $6.0 million or 10.5%, higher volumes of $0.9 million, or 1.6%, partially offset by unfavorable foreign currency translation of $0.7 million or 1.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net cash (used for) provided by :
Operating activities from continuing operations	$(46.2)	$(70.9)
Investing activities from continuing operations	(14.4)	(113.4)
Financing activities	(23.6)	87.9
Discontinued operations (a)	207.7	(10.1)
Effect of exchange rates on cash and cash equivalents	4.9	(3.7)
Increase (decrease) in cash and cash equivalents	$128.4	$(110.2)
(a) For the three months ended March 31, 2025, the cash provided by discontinued operations is from the sale of the Engineered Materials business. See Note 3, “Discontinued Operations” for additional information.

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
Operating Activities
Cash used for operating activities from continuing operations was $46.2 million in the first three months of 2025, as compared to $70.9 million during the same period last year. The decrease in cash used for operating activities from continuing operations was primarily driven by the $27.2 million increase in net income from continuing operations adjusted for the exclusion of non-cash items.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for capital expenditures and acquisitions of businesses. Cash used for investing activities from continuing operations was $14.4 million in the first three months of 2025, as compared to $113.4 million in the comparable period of 2024. The decrease in cash used for investing activities was primarily driven by the net cash paid in the prior period for the Vian Enterprises, Inc. acquisition of $102.5 million, partially offset by a $6.2 million increase in capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, repayments of indebtedness, proceeds from our Credit Facilities and proceeds from the issuance of common stock in connection with employee stock plans. Cash used for financing activities was $23.6 million during the first three months of 2025 compared to cash provided by financing activities of $87.9 million in the comparable period of 2024. The increase in cash used for financing activities was driven by a $108.1 million decrease in net borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2025, there were no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended March 31, 2025. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

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

CRANE COMPANY
REGISTRANT

Date
May 1, 2025	By	/s/ Max H. Mitchell
Max H. Mitchell
Chairman, President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
May 1, 2025		Richard A. Maue
Executive Vice President and Chief Financial Officer