Form 10-Q
period 2025-06-30
Crane Co
filed 2025-07-31
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 30, 2025
Common stock, $1.00 Par Value – 57,546,840 shares

Crane Company

Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$577.2	$528.6	$1,134.8	$1,038.8
Operating costs and expenses:
Cost of sales	334.9	317.1	654.9	620.5
Engineering, selling and administrative	139.4	122.2	275.9	247.7
Operating profit	102.9	89.3	204.0	170.6
Other income (expense):
Interest income	2.9	1.3	6.1	2.5
Interest expense	(4.3)	(7.4)	(8.8)	(14.6)
Miscellaneous income, net	3.1	1.3	2.1	0.1
Total other income (expense), net	1.7	(4.8)	(0.6)	(12.0)
Income from continuing operations before income taxes	104.6	84.5	203.4	158.6
Provision for income taxes	24.3	18.2	44.8	33.5
Net income from continuing operations attributable to common shareholders	80.3	66.3	158.6	125.1
Income from discontinued operations, net of tax (Note 3)	6.1	5.3	34.9	11.3
Net income attributable to common shareholders	$86.4	$71.6	$193.5	$136.4

Earnings per basic share:
Earnings per basic share from continuing operations	$1.40	$1.16	$2.76	$2.19
Earnings per basic share from discontinued operations	0.11	0.09	0.61	0.20
Earnings per basic share	$1.51	$1.25	$3.37	$2.39

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.37	$1.14	$2.71	$2.15
Earnings per diluted share from discontinued operations	0.10	0.09	0.60	0.19
Earnings per diluted share	$1.47	$1.23	$3.31	$2.34

Average shares outstanding:
Basic	57.5	57.2	57.4	57.1
Diluted	58.5	58.3	58.5	58.2

Dividends per share	$0.23	$0.205	$0.46	$0.41

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net income attributable to common shareholders	$86.4	$71.6	$193.5	$136.4
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	41.7	(3.3)	60.0	(15.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.7	3.0	5.4	6.0
Other comprehensive income (loss), net of tax	44.4	(0.3)	65.4	(9.7)
Comprehensive income before allocation to noncontrolling interests	130.8	71.3	258.9	126.7
Less: Noncontrolling interests in comprehensive income	—	—	—	(0.1)
Comprehensive income attributable to common shareholders	$130.8	$71.3	$258.9	$126.8
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$332.2	$306.7
Accounts receivable, net of allowance for doubtful accounts of $8.3 as of June 30, 2025 and $8.7 as of December 31, 2024	383.7	339.1
Inventories, net:
Finished goods	73.7	64.2
Finished parts and subassemblies	51.0	50.7
Work in process	61.4	51.4
Raw materials	216.1	214.1
Inventories, net	402.2	380.4
Other current assets	127.5	159.1
Current assets held for sale	—	217.9
Total current assets	1,245.6	1,403.2
Property, plant and equipment:
Cost	729.4	682.9
Less: accumulated depreciation	454.2	421.6
Property, plant and equipment, net	275.2	261.3
Long-term deferred tax assets	7.1	11.2
Other assets	147.7	144.7
Intangible assets, net	156.1	159.9
Goodwill	684.9	661.6
Total assets	$2,516.6	$2,641.9
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	June 30, 2025	December 31, 2024
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$47.2	$—
Accounts payable	149.1	188.2
Accrued liabilities	224.4	303.2
U.S. and foreign taxes on income	4.8	7.9
Current liabilities held for sale	—	44.1
Total current liabilities	425.5	543.4
Long-term debt, net	—	247.0
Accrued pension and postretirement benefits	64.4	69.6
Long-term deferred tax liability	38.5	34.8
Other liabilities	99.6	106.1
Total liabilities	628.0	1,000.9
Commitments and contingencies (Note 12)
Equity:
Common shares, par value $1.00; 66,475,307 shares authorized; 57,536,061 and 57,290,198 shares issued and outstanding, respectively	57.5	57.3
Capital surplus	440.4	425.5
Retained earnings	1,384.9	1,217.8
Accumulated other comprehensive income (loss)	3.5	(61.9)
Total shareholders’ equity	1,886.3	1,638.7
Noncontrolling interests	2.3	2.3
Total equity	1,888.6	1,641.0
Total liabilities and equity	$2,516.6	$2,641.9
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2025	2024
Operating activities:
Net income attributable to common shareholders	$193.5	$136.4
Less: Income from discontinued operations, net of tax	34.9	11.3
Net income from continuing operations attributable to common shareholders	158.6	125.1
Depreciation and amortization	25.6	24.7
Stock-based compensation expense	19.9	13.3
Defined benefit plans and postretirement cost	4.1	1.6
Deferred income taxes	—	(3.1)
Cash used for operating working capital	(140.9)	(171.2)
Defined benefit plans and postretirement contributions	(6.2)	(6.0)
Environmental payments, net of reimbursements	(1.7)	(2.8)
Other	(0.6)	(1.2)
Total provided by (used for) operating activities from continuing operations	58.8	(19.6)
Investing activities:
Payment for acquisitions - net of cash acquired and working capital adjustments	(0.2)	(166.3)
Capital expenditures	(30.3)	(14.7)
Other investing activities	0.2	5.7
Total used for investing activities from continuing operations	(30.3)	(175.3)
Financing activities:
Dividends paid	(26.4)	(23.4)
Net payments related to employee stock plans	(8.9)	(5.1)
Proceeds from debt	—	190.0
Repayments of debt	(200.0)	(61.9)
Total (used for) provided by financing activities from continuing and discontinued operations	(235.3)	99.6
Discontinued Operations:
Total provided by operating activities	—	1.7
Total provided by (used for) investing activities(a)	213.6	(1.8)
Increase (decrease) in cash and cash equivalents from discontinued operations	213.6	(0.1)
Effect of exchange rates on cash and cash equivalents	18.7	(4.9)
Increase (decrease) in cash and cash equivalents	25.5	(100.3)
Cash and cash equivalents at beginning of period	306.7	329.6
Cash and cash equivalents of continuing operations at end of period	$332.2	$229.3
(a) For the six months ended June 30, 2025, the cash provided by investing activities from discontinued operations was from the sale of the Engineered Materials segment. See Note 3, “Discontinued Operations” for additional information.

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2025	2024
Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(35.2)	$(51.3)
Inventories	(13.0)	(21.7)
Other current assets	36.8	(11.7)
Accounts payable	(36.5)	(21.6)
Accrued liabilities	(83.5)	(41.7)
U.S. and foreign taxes on income	(9.5)	(23.2)
Total	$(140.9)	$(171.2)

Supplemental disclosure of cash flow information:
Interest paid	$7.6	$12.8
Income taxes paid	$56.2	$60.6
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2024	57.3	$425.5	$1,217.8	$(61.9)	$1,638.7	$2.3	$1,641.0
Net income	—	—	107.1	—	107.1	—	107.1
Cash dividends ($0.23 per share)	—	—	(13.2)	—	(13.2)	—	(13.2)
Exercise of stock options	0.1	4.0	—	—	4.1	—	4.1
Impact from settlement of share-based awards, net of shares acquired	0.1	(14.6)	—	—	(14.5)	—	(14.5)
Impact from settlement of liability PRSUs (Note 1)	—	5.7	—	—	5.7	—	5.7
Stock-based compensation expense	—	8.0	—	—	8.0	—	8.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	2.7	—	2.7
Currency translation adjustment	—	—	—	18.3	18.3	—	18.3
BALANCE MARCH 31, 2025	57.5	$428.6	$1,311.7	$(40.9)	$1,756.9	$2.3	$1,759.2
Net income	—	—	86.4	—	86.4	—	86.4
Cash dividends ($0.23 per share)	—	—	(13.2)	—	(13.2)	—	(13.2)
Exercise of stock options	—	1.7	—	—	1.7	—	1.7
Impact from settlement of share-based awards, net of shares acquired	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	10.3	—	—	10.3	—	10.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	2.7	—	2.7
Currency translation adjustment	—	—	—	41.7	41.7	—	41.7
BALANCE JUNE 30, 2025	57.5	$440.4	$1,384.9	$3.5	$1,886.3	$2.3	$1,888.6

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2023	56.9	$398.2	$960.7	$(58.0)	$1,357.8	$2.5	$1,360.3
Net income	—	—	64.8	—	64.8	—	64.8
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	0.1	2.4	—	—	2.5	—	2.5
Impact from settlement of share-based awards, net of shares acquired	0.1	(11.1)	—	—	(11.0)	—	(11.0)
Impact from settlement of liability PRSUs (Note 1)	—	6.1	—	—	6.1	—	6.1
Stock-based compensation expense	—	5.4	—	—	5.4	—	5.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	(12.3)	(12.3)	(0.1)	(12.4)
BALANCE MARCH 31, 2024	57.1	$401.0	$1,013.8	$(67.3)	$1,404.6	$2.4	$1,407.0
Net income	—	—	71.6	—	71.6	—	71.6
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	0.1	3.5	—	—	3.6	—	3.6
Impact from settlement of share-based awards, net of shares acquired	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	5.7	—	—	5.7	—	5.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	(3.3)	(3.3)	—	(3.3)
BALANCE JUNE 30, 2024	57.2	$410.0	$1,073.7	$(67.6)	$1,473.3	$2.4	$1,475.7
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
Divestiture Engineered Materials
Effective on January 1, 2025, the Company completed the sale of the Engineered Materials segment for approximately $208.0 million, on a cash-free and debt-free basis. During the second quarter of 2025, the Company received $7.8 million related to a final working capital adjustment. In connection with the divestiture, the Company recognized a pre-tax gain of $43.5 million, recorded in income from discontinued operations.
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
Liability Performance-Based Restricted Share Units
As a result of the April 3, 2023 separation into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (the “Separation”), certain executives hold 3-year, cliff vesting performance-based restricted share units (“PRSUs”) that have undergone an equity-to-liability modification and are denominated in Crane NXT, Co. stock. The outstanding PRSUs relate to grants made prior to the Separation transaction and will complete vesting in February 2026. During the first quarter of 2025 and 2024, 88,505 and 101,182 units vested and were settled by Crane NXT Co., respectively. The impact from the settlement of this liability was reflected on the Condensed Consolidated Statement of Changes in Equity as a $5.7 million and $6.1 million capital contribution as of March 31, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the liability balance was $2.8 million and $7.4 million, respectively, and included in “Other liabilities” on our Condensed Consolidated Balance Sheets.
Recent Accounting Pronouncements - Not Yet Adopted as of June 30, 2025
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis. This accounting standard will enhance tax disclosures in the Company's annual reporting but has no impact on reported income tax expense or related tax assets or liabilities.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2 - Acquisitions
Entry into a Definitive Agreement to Acquire Precision Sensors & Instrumentation
On June 6, 2025, the Company entered into a definitive Purchase Agreement with the Baker Hughes Company for the acquisition of Precision Sensors & Instrumentation (“PSI”). PSI is a leading provider of sensor-based technologies for aerospace, nuclear and process industries. The purchase price of the transaction is $1,150.0 million, subject to post-closing adjustments. The transaction is expected to close at the end of 2025 or early 2026, contingent upon regulatory approvals and the satisfaction of customary closing conditions. We intend to finance the acquisition with a combination of cash on hand and additional debt. PSI is expected to have 2025 sales of approximately $390 million.
Technifab Acquisition
On November 1, 2024, the Company completed the acquisition of Technifab Products, Inc. (“Technifab”) for $38.8 million on a cash-free and debt-free basis. During the first quarter of 2025, the Company paid $0.2 million to the seller related to a final working capital adjustment.

Note 3 - Discontinued Operations
Engineered Materials
Effective on January 1, 2025, the Company completed the sale of the Engineered Materials segment for approximately $208.0 million on a cash-free and debt-free basis. During the second quarter of 2025, the Company received $7.8 million related to a final working capital adjustment.
The following represents financial results from Engineered Materials included in discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net sales	$—	$52.6	$—	$107.7
Cost of sales	—	40.2	—	81.6
Engineering, selling and administrative	—	5.1	—	10.7
Operating profit	—	7.3	—	15.4
Gain on sale of business	7.8	—	43.5	—
Other expense, net	—	(0.2)	—	(0.3)
Net income from discontinued operations before income taxes	7.8	7.1	43.5	15.1
Provision for income taxes	1.7	1.8	8.6	3.8
Income from discontinued operations, net of tax	$6.1	$5.3	$34.9	$11.3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The major categories of assets and liabilities included in assets of discontinued operations and liabilities of discontinued operations are as follows:

(in millions)	December 31, 2024
Assets:
Cash and Cash Equivalents	$1.5
Accounts receivable, net	9.2
Inventories, net	8.1
Other current assets	1.4
Property, plant and equipment, net	25.3
Other assets	0.4
Intangible assets, net	0.7
Goodwill	171.3
Current assets held for sale	$217.9

Liabilities:
Accounts payable	16.8
Accrued liabilities	7.9
Long-term deferred tax liability	19.2
Other liabilities	0.2
Current liabilities held for sale	$44.1

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2024. We account for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
industrial, and to a lesser extent, municipal markets. Pumps and Systems include pumps and related products primarily for water and wastewater applications in the industrial, municipal, commercial and military markets.
Financial information by reportable segment is set forth below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net Sales:
Aerospace & Electronics	$258.2	$230.9	$507.1	$456.8
Process Flow Technologies	319.0	297.7	627.7	582.0
TOTAL NET SALES	$577.2	$528.6	$1,134.8	$1,038.8

Cost of Sales:
Aerospace & Electronics	$152.3	$143.9	$300.1	$285.6
Process Flow Technologies	182.6	173.2	354.8	334.9
TOTAL COST OF SALES	$334.9	$317.1	$654.9	$620.5

Engineering, selling and administrative:
Aerospace & Electronics	$38.0	$34.3	$74.5	$70.2
Process Flow Technologies	72.5	65.0	146.2	130.7
Corporate	28.9	22.9	55.2	46.8
TOTAL ENGINEERING, SELLING AND ADMINISTRATIVE	$139.4	$122.2	$275.9	$247.7

Operating profit:
Aerospace & Electronics	$67.9	$52.7	$132.5	$101.0
Process Flow Technologies	63.9	59.5	126.7	116.4
Corporate	(28.9)	(22.9)	(55.2)	(46.8)
TOTAL OPERATING PROFIT	$102.9	$89.3	$204.0	$170.6

Interest income	2.9	1.3	6.1	2.5
Interest expense	(4.3)	(7.4)	(8.8)	(14.6)
Miscellaneous income, net	3.1	1.3	2.1	0.1
Income from continuing operations before income taxes	$104.6	$84.5	$203.4	$158.6

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Depreciation and amortization:
Aerospace & Electronics	$4.8	$5.4	$9.3	$11.0
Process Flow Technologies	8.2	7.3	16.2	13.6
Corporate	0.1	0.1	0.1	0.1
TOTAL DEPRECIATION AND AMORTIZATION	$13.1	$12.8	$25.6	$24.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30,
(in millions)	2025	2024
Capital expenditures:
Aerospace & Electronics	$13.1	$4.5
Process Flow Technologies	17.2	10.2
TOTAL CAPITAL EXPENDITURES	$30.3	$14.7

(in millions)	June 30, 2025	December 31, 2024
Assets:
Aerospace & Electronics	$947.2	$896.2
Process Flow Technologies	1,353.5	1,265.0
Corporate	215.9	262.8
Assets held for sale	—	217.9
TOTAL ASSETS	$2,516.6	$2,641.9

(in millions)	June 30, 2025	December 31, 2024
Goodwill:
Aerospace & Electronics	$248.7	$248.5
Process Flow Technologies	436.2	413.1
TOTAL GOODWILL	$684.9	$661.6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Aerospace & Electronics
Commercial Original Equipment	$96.6	$88.6	$190.6	$174.1
Military Original Equipment	72.7	66.9	144.5	138.3
Commercial Aftermarket Products	57.2	52.3	117.6	103.0
Military Aftermarket Products	31.7	23.1	54.4	41.4
Total Aerospace & Electronics	$258.2	$230.9	$507.1	$456.8

Process Flow Technologies
Process Valves and Related Products	$241.2	$226.8	$474.7	$440.8
Commercial Valves	37.1	33.7	74.5	66.6
Pumps and Systems	40.7	37.2	78.5	74.6
Total Process Flow Technologies	$319.0	$297.7	$627.7	$582.0

Net Sales	$577.2	$528.6	$1,134.8	$1,038.8
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of June 30, 2025, total backlog was $1,455.9 million. We expect to recognize approximately 55% of our remaining performance obligations as revenue in 2025, an additional 36% in 2026 and the balance thereafter.
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

(in millions)	June 30, 2025	December 31, 2024
Contract assets	$76.4	$65.7
Contract liabilities	$36.1	$36.3
We recognized revenue of $9.3 million and $25.6 million during the three and six months ended June 30, 2025, related to contract liabilities as of December 31, 2024.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income from continuing operations attributable to common shareholders	$80.3	$66.3	$158.6	$125.1
Income from discontinued operations, net of tax (Note 3)	6.1	5.3	34.9	11.3
Net income attributable to common shareholders	$86.4	$71.6	$193.5	$136.4

Average basic shares outstanding	57.5	57.2	57.4	57.1
Effect of dilutive share-based awards	1.0	1.1	1.1	1.1
Average diluted shares outstanding	58.5	58.3	58.5	58.2

Earnings per basic share:
Earnings per basic share from continuing operations	$1.40	$1.16	$2.76	$2.19
Earnings per basic share from discontinued operations	0.11	0.09	0.61	0.20
Earnings per basic share	$1.51	$1.25	$3.37	$2.39

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.37	$1.14	$2.71	$2.15
Earnings per diluted share from discontinued operations	0.10	0.09	0.60	0.19
Earnings per diluted share	$1.47	$1.23	$3.31	$2.34

Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive was 0.2 million for both the three and six months periods ended June 30, 2025 and 2024.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Changes in Accumulated Other Comprehensive Income (Loss)
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2024	$(244.3)	$182.4	$(61.9)
Other comprehensive income before reclassifications	—	60.0	60.0
Amounts reclassified from accumulated other comprehensive loss	5.4	—	5.4
Net period other comprehensive income	5.4	60.0	65.4
Balance as of June 30, 2025	$(238.9)	$242.4	$3.5
(a) Net of tax benefit of $92.3 million and $94.2 million as of June 30, 2025 and December 31, 2024, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Amortization of pension items:
Prior service costs	$0.2	$0.2	$0.4	$0.4
Net loss	3.5	3.7	7.0	7.5
Amortization of postretirement items:
Net gain	(0.1)	(0.1)	(0.2)	(0.2)
Total before tax	$3.6	$3.8	$7.2	$7.7
Tax impact	0.9	0.8	1.8	1.7
Total reclassifications for the period	$2.7	$3.0	$5.4	$6.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended June 30, 2025, and 2024 are as follows:

	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Service cost	$0.9	$0.9	$—	$—
Interest cost	8.6	8.7	0.1	—
Expected return on plan assets	(11.1)	(12.5)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net loss (gain)	3.5	3.7	(0.1)	(0.1)
Net periodic loss (benefit) (a)	$2.1	$1.0	$—	$(0.1)
(a) Includes $0.1 million of pension net periodic loss related to discontinued operations for the three months ended June 30, 2024.

For all plans, the components of net periodic benefit for the six months ended June 30, 2025, and 2024 are as follows:
	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Service cost	$1.7	$1.8	$—	$—
Interest cost	17.2	17.3	0.1	0.1
Expected return on plan assets	(22.1)	(25.0)	—	—
Amortization of prior service cost	0.4	0.4	—	—
Amortization of net loss (gain)	7.0	7.5	(0.2)	(0.2)
Net periodic loss (benefit) (a)	$4.2	$2.0	$(0.1)	$(0.1)
(a) Includes $0.3 million of pension net periodic loss related to discontinued operations for the six months ended June 30, 2024.

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “ Engineering, selling, and administrative” in our Condensed Consolidated Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2025	$16.8	$0.4
Amounts contributed during the six months ended June 30, 2025	$6.0	$0.2

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective Tax Rate	23.2%	21.6%	22.0%	21.1%

Our effective tax rate for the three months ending June 30, 2025 is higher than the prior year’s comparable period primarily due to higher statutorily non-deductible costs and lower benefit related to share-based compensation, partially offset by lower non-U.S. taxes.

Our effective tax rate for six months ending June 30, 2025 is higher than the prior year’s comparable period primarily due to higher statutorily non-deductible costs, partially offset by greater benefit related to share-based compensation.

Our effective tax rate for the three months and six months ended June 30, 2025 is higher than the statutory U.S. federal tax rate of 21%, are primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Unrecognized Tax Benefits

During the three months and six months ended June 30, 2025, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.3 million, and $0.8 million, respectively, primarily due to increases in tax positions taken in the current and prior period, partially offset by reductions from the expiration of statutes of limitations.

During the three months and six months ended June 30, 2025, the total amount of unrecognized tax benefits that, if recognized, would cause our effective tax rate to increase by $0.2 million and $0.9 million, respectively. The difference between these amounts relates to offsetting tax effects from other tax jurisdictions, and interest expense, net of deferred taxes.

During the three months and six months ended June 30, 2025, we recognized $(0.1) million and $0.1 million, respectively, of interest (income)/expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of June 30, 2025 and December 31, 2024, the total amount of accrued interest and penalty expenses related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $2.9 million and $2.7 million, respectively.

During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $0.1 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of June 30, 2025, we had three reporting units.
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
Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Total
Balance as of December 31, 2024	$248.5	$413.1	$661.6
Acquisition (a)	—	0.2	0.2
Currency translation	0.2	22.9	23.1
Balance as of June 30, 2025	$248.7	$436.2	$684.9
(a) For the period ended June 30, 2025, adjustments within the Process Flow Technologies segment of $0.2 million relate to the Technifab final working capital adjustment. See Note 2 for further information.

As of June 30, 2025, we had $156.1 million of net intangible assets, of which $23.0 million were intangibles with indefinite useful lives. As of December 31, 2024, we had $159.9 million of net intangible assets, of which $21.4 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30,2025	Year Ended December 31, 2024
Balance at beginning of period, net of accumulated amortization	$159.9	$87.1
Additions (a)	—	92.4
Amortization expense	(7.3)	(17.6)
Currency translation and other	3.5	(2.0)
Balance at end of period, net of accumulated amortization	$156.1	$159.9
(a) For the year ended December 31, 2024, additions of $92.4 million relate to the acquisitions of Vian Enterprises, Inc., CryoWorks, Inc. and Technifab.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		June 30, 2025			December 31, 2024
(dollars in millions)	Weighted Average Amortization Period of Definite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.4	$82.1	$43.9	$38.2	$79.8	$42.4	$37.4
Customer relationships and backlog	20.5	194.7	78.4	116.3	191.0	70.2	120.8
Drawings	40.0	11.1	10.9	0.2	11.1	10.8	0.3
Other	25.9	38.4	37.0	1.4	37.9	36.5	1.4
Total	20.8	$326.3	$170.2	$156.1	$319.8	$159.9	$159.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2025	$6.6
2026	12.2
2027	11.5
2028	10.3
2029	10.3
2030 and after	82.2
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2025	December 31, 2024
Employee related expenses	$88.3	$116.2
Current lease liabilities	13.1	13.0
Contract liabilities	36.1	36.3
Environmental liabilities	7.8	7.9
Other	79.1	129.8
Total	$224.4	$303.2

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Commitments and Contingencies
Environmental Matters
For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2025 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
On August 12, 2022, Crane Holdings, Co., Crane Company, a then wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (f/k/a Crane Co., (“Redco”)) a then wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include obligations of Crane Company to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. On April 3, 2023, Crane Holdings, Co. completed the Separation, pursuant to which, among other things, all outstanding shares of Crane Company were distributed to Crane Holdings, Co.’s stockholders. Upon completion of the Separation, pursuant to the terms of the Redco Purchase Agreement, Crane Holdings, Co. was released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and, following completion of the Separation, Crane Company will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and to further transfer this environmental liability to Crane Company upon effectiveness of the Separation. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company has agreed to indemnify Redco and Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below in this Note 12 to “we”, and “us” refer to Crane Company in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to and agent for the Redco and Redco Buyer on the Crab Orchard Site.
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The remediation of the PGA North Site comprises two main remedial components: a plume management and remediation system (in accordance with the requirements of the 2006 Consent Decree) and source area remediation (to comply with the requirements of the 2014 ROD Amendment). The 2019 conceptual agreement and modified remedial approach focused on enhanced extraction of contaminated groundwater and targeted reinjection of treated groundwater and was designed to accelerate remedial progress at the site. The modified remedial approach required certain capital investments and infrastructure upgrades across the broader plume area, with the final components of this approach commissioned in 2022. In addition, the modified source area treatment remedy was commissioned in late 2023. As part of our approved remedial plans, the Company is required to conduct periodic groundwater monitoring to demonstrate the effectiveness of these system enhancements and provide the EPA with a report evaluating remedial performance, restoration time frames and potential inefficiencies (which may warrant further system upgrade or modifications). The year 2027 was selected as a milestone to enable the collection of 3 to 4 years of post-commissioning data, analysis of data and submission of a performance monitoring report to the EPA with recommendations. This report will document the project restoration time frames for groundwater and outline the future operational scheme, including the key milestones for transitioning from active

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
groundwater treatment to monitoring only. This report will be submitted to the EPA for approval and in combination with regulatory discussions and consultations, and is expected to provide clarity on future remedial requirements at the site and associated costs. The total estimated gross liability was $14.4 million and $16.4 million as of June 30, 2025 and December 31, 2024, respectively, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million as of June 30, 2025 and December 31, 2024, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2025 and December 31, 2024, we recorded a receivable of $2.6 million and $3.0 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
Other Environmental Matters
Roseland, NJ Site
The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. We undertook an extensive soil remediation effort at the Roseland Site following our closure and had been monitoring the Site’s condition in the years that followed. In response to changes in remediation standards, in 2014 we began to conduct further site characterization and delineation studies at the Site. We have completed a comprehensive delineation of contaminants of concern in soil, groundwater, surface water, sediment, and indoor air in certain buildings, as well as required soil and groundwater remediation at the site all in accordance with the New Jersey Department of Environmental Protection guidelines and directives. We submitted our remediation completion reports in Mach of 2024 and April of 2021 to the New Jersey Department of Environmental Protection and are awaiting feedback and acceptance. We anticipate that only periodic monitoring will be required at the site for the near to medium term.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Ensuing negotiations between GD-OTS, the U.S. Government and remaining participants with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, RI/FS costs associated with the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities, have resulted in the consummation of a consent decree for resolving the U.S. Government’s share of RI/FS costs and our liability to the United States for its claimed past response costs, which was entered by the United States District Court for the Southern District of Illinois on June 12, 2025. In addition, we have entered into separate settlement and escrow agreements to memorialize the parties’ agreement with respect to their respective contributions to the United States’ response costs, pursuant to which we made an immaterial payment.
There has not been a resolution of GD-OTS’ claim against us for costs that GD-OTS has incurred and expects to incur in performing its obligations under the AOC. We at present cannot predict when any determination of the ultimate allocable share of GD-OTS response costs for which we may be liable is likely to be completed. Further, none of these discussions, or the recently-entered consent decree, address responsibility for the performance of, or payment of costs incurred in connection with, any remedial design or remedial action that may be required pursuant to the ROD (when it is ultimately issued). It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing coverage, subject to reservations of rights.
LyondellBasell Chemical Leak
In July 2023, Crane Company, along with certain of its subsidiaries (“Crane”), were added as defendants in ongoing product liability/personal injury lawsuits filed by 58 victims of a 2021 chemical leak incident that occurred at a LyondellBasell facility in La Porte, Texas. The multi-district lawsuits were consolidated for proceedings in state court in Harris County, Texas, and were pending since 2021, when the initial set of defendants were sued. Crane was alleged to have manufactured a valve involved in the incident. Plaintiffs added other defendants to the suits in July 2023 who allegedly either sold or serviced the subject valve or a valve accessory, and discovery for the newly added defendants began moving forward in February 2024. Crane had valid defenses, and insurance coverage that attached after a modest self-insured retention. All of our insurance providers were timely notified of this potential liability and cooperated with Crane as it engaged in the litigation process. An initial settlement agreement was reached with a portion of the claimants in September 2024, and final settlement agreements were reached with all remaining claimants in February 2025. The entire settlement amount, except for our modest deductible obligation, was within our coverage limits and the insurance carriers have fully funded the settlements as of June 30, 2025. There is no material loss related to this matter as it was covered by insurance.
Marion, NC Site Hurricane Damage and Recovery
In September 2024, our manufacturing site in Marion, North Carolina was directly affected by flooding from Hurricane Helene. Our insurance generally covers the repair or replacement of assets that suffered damage or loss and also provides business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. The recovery related to business interruption is recognized when realized and received. We are working with our insurance carrier to ascertain the amount of insurance recoveries due to us as a result of the damage and loss we incurred, as such the timing of insurance proceeds will lag behind actual losses incurred.
For the three and six months ended June 30, 2025, we incurred expenses of $0.2 million and $5.8 million, respectively, primarily related to damages caused by the hurricane, which included professional fees to restore and maintain the site. As of June 30, 2025, we have an insurance receivable of $3.6 million, which is net of the $0.5 million deductible. On a cumulative basis, we incurred expenses of $29.1 million related to damages caused by the hurricane and received corresponding insurance recoveries of $25.0 million. During the second quarter, we also received insurance proceeds for lost profits of $4.0 million, included in Miscellaneous income, net in the Condensed Consolidated Statements of Operations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the components of Loss from natural disaster, net of insurance recoveries and business interruption proceeds:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in millions)	2025	2025
Site clean-up and remediation costs	$0.1	$4.7
Repairs of property, plant and equipment	0.1	0.8
Impairment and rework of inventory	—	0.1
Other	—	0.2
Total expenses and losses	$0.2	$5.8
Insurance recoveries received	—	5.0
Insurance recoveries to be received	0.2	0.8
Loss from natural disaster, net of insurance recoveries	$—	$—
Insurance proceeds for lost profits	$4.0	$4.0

		June 30, 2025
Insurance recoveries receivable, net of deductible as of December 31, 2024		$2.8
Changes in receivables		0.8
Insurance recoveries receivable, net of deductible as of June 30,2025 (a)		$3.6
(a) Included in Other current assets in the Condensed Consolidated Balance Sheets.
Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, including government contracting violations, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of June 30, 2025, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Financing
Our debt consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Term Facility (a)	$47.2	$—
Total current maturities of long-term debt	$47.2	$—

Term Facility (a)	$—	$247.0
Total long-term debt	$—	$247.0
(a) Debt issuance costs totaled $0.3 million and $0.5 million as of June 30, 2025 and December 31, 2024, respectively, and have been netted against the aggregate principal amounts.

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

On October 3, 2023, the Company exercised a portion of the accordion feature under the Revolving Facility to increase the available borrowing capacity from $500 million, to $800 million. The corresponding amendment established incremental revolving commitments in an aggregate amount of $300 million and refreshed the incremental capacity under the Credit Agreement.

The Company made principal prepayments of $200.0 million and $1.9 million on the Term Facility during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there were no outstanding borrowings under the Revolving Facility.

The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary. The Company was in compliance with all such covenants as of June 30, 2025.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $21.3 million and $18.3 million as of June 30, 2025 and December 31, 2024, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and was $2.1 million as of June 30, 2025. The Company had no such derivative receivable as of December 31, 2024. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and was $1.1 million as of December 31, 2024. The Company had no such derivative payable as of June 30, 2025.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions and Events
Entry into a Definitive Agreement to Acquire Precision Sensors & Instrumentation
On June 6, 2025, the Company entered into a definitive Purchase Agreement with the Baker Hughes Company for the acquisition of Precision Sensors & Instrumentation (“PSI”). PSI is a leading provider of sensor-based technologies for aerospace, nuclear and process industries. The purchase price of the transaction is $1,150.0 million, subject to post-closing adjustments. The transaction is expected to close at the end of 2025 or early 2026, contingent upon regulatory approvals and the satisfaction of customary closing conditions. PSI is expected to have 2025 sales of approximately $390 million.
The One Big Beautiful Bill Act
On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law, which includes changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on our consolidated financial statements. Additional disclosures will be provided in future periods as the impact of the legislation is determined.
Divestiture of Engineered Materials
Effective on January 1, 2025, the Company completed the sale of the Engineered Materials segment for approximately $208.0 million, on a cash-free and debt-free basis. During the second quarter of 2025, the Company received $7.8 million related to a final working capital adjustment. In connection with the divestiture, the Company recognized a pre-tax gain of $43.5 million, which was recorded in income from discontinued operations. We determined that the Engineered Materials segment met the criteria of being reported as a discontinued operation as of June 30, 2025 and December 31, 2024. As a result, the related assets, liabilities and operating results of Engineered Materials are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See Item 1 under Note 3, “Discontinued Operations,” in the Notes to Condensed Consolidated Financial Statements for additional detail.
Marion Site Hurricane and Recovery
In September 2024, our manufacturing site in Marion, North Carolina was directly affected by flooding from Hurricane Helene. Our insurance generally covers the repair or replacement of assets that suffered damage or loss and also provides business interruption coverage, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. The recovery related to business interruption is recognized when realized and received. We are working with our insurance carrier to ascertain the amount of insurance recoveries due to us as a result of the damage and loss we incurred, as such the timing of insurance proceeds will lag behind actual losses incurred.
For the three and six months ended June 30, 2025, we incurred losses and expenses of $0.2 and $5.8 million, respectively, related to damages caused by the hurricane, which included professional fees to restore and maintain the site. For the period ended June 30, 2025 we received insurance proceeds of $5.0 million and have an insurance receivable of $3.6 million, which is net of the $0.5 million deductible. These costs and insurance recoveries are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the second quarter, we also received insurance proceeds for lost profits of $4.0 million, included in Miscellaneous income, net in the Condensed Consolidated Statements of Operations.
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
In 2025, we expect a total year-over-year sales increase of approximately 6% to 7%, driven by approximately 4% to 6% core sales growth, an acquisition benefit of approximately 1% to 2%, and a modest benefit from foreign exchange. We expect an improvement in operating profit driven primarily by productivity benefits, operating leverage on higher volumes, lower transaction related expenses and higher pricing net of inflation, inclusive of the recent enactment of tariffs and contributions from the Technifab Products, Inc. (“Technifab”) and CryoWorks, Inc. (“CryoWorks”) acquisitions.
Aerospace & Electronics
In 2025, we expect Aerospace & Electronics sales to increase in the high single-digit to low double-digit range compared to 2024. We expect a substantial improvement in our OEM business driven by higher commercial aircraft build rates. We expect growth in our commercial and military aftermarket businesses driven by continued high utilization of aircraft, but at decelerating rates compared to 2023 and 2024 due to increasingly challenging year-over-year comparisons. We expect segment operating profit and operating margin to increase compared to 2024 driven primarily by productivity benefits and the impact of operating leverage on higher volumes and higher pricing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies
In 2025, we expect Process Flow Technologies sales to increase low single-digit driven by slight core sales growth, a 2% to 3% contribution from the Technifab and CryoWorks acquisitions, and an approximately 1% benefit from favorable foreign exchange. The core sales increase is primarily due to demand in the Water, Pharmaceutical, Industrial and Cryogenic markets, offset by a generally softer chemical end market, globally.
We expect an improvement in segment operating profit and operating margin compared to 2024, driven primarily by strong productivity and higher pricing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Three Months Ended June 30, 2025 and 2024
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the second quarter 2025 versus the second quarter 2024, unless otherwise specified.

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales	$577.2	$528.6	$48.6	9.2%

Cost of sales	334.9	317.1	(17.8)	(5.6)%
as a percentage of sales	58.0%	60.0%
Engineering, selling and administrative	139.4	122.2	(17.2)	(14.1)%
as a percentage of sales	24.2%	23.1%
Operating profit	102.9	89.3	13.6	15.2%
Operating margin	17.8%	16.9%

Other income (expense):
Interest income	2.9	1.3	1.6	123.1%
Interest expense	(4.3)	(7.4)	3.1	41.9%
Miscellaneous income, net	3.1	1.3	1.8	138.5%
Total other income (expense) net	1.7	(4.8)	6.5	135.4%
Income from continuing operations before income taxes	104.6	84.5	20.1	23.8%
Provision for income taxes	24.3	18.2	(6.1)	(33.5)%
Net income from continuing operations attributable to common shareholders	$80.3	$66.3	$14.0	21.1%

Sales increased by $48.6 million, or 9.2%, to $577.2 million in 2025. The period-over-period change in sales included:
•an increase in core sales of $34.4 million, or 6.5%, which was driven primarily by higher pricing;
•an increase in sales related to the CryoWorks and Technifab acquisitions of $9.5 million, or 1.8%; and
•favorable foreign currency translation of $4.7 million, or 0.9%.
Cost of sales increased by $17.8 million, or 5.6%, to $334.9 million in 2025. The increase is primarily related to higher material, labor and other manufacturing costs of $31.6 million, or 10.0%, the impact from the CryoWorks and Technifab acquisitions of $6.2 million, or 2.0%, unfavorable foreign currency translation of $2.8 million, or 0.9%, partially offset by strong productivity gains $13.3 million, or 4.2%, favorable mix of $6.4 million, or 2.0%, and lower volumes of $2.8 million, or 0.9%.
Engineering, selling and administrative expenses increased by $17.2 million, or 14.1%, to $139.4 million in 2025, reflecting a $12.3 million, or 10.1%, increase in administrative expenses and a $2.8 million, or 2.3%, increase in selling expenses. The increases was primarily driven by investments in core businesses and the acquisitions of CryoWorks and Technifab.
Operating profit increased by $13.6 million, or 15.2%, to $102.9 million in 2025. The increase primarily reflected strong productivity gains of $14.7 million, or 16.5%, favorable mix of $6.4 million, or 7.2%, partially offset by higher material labor and other manufacturing costs of $6.7 million, or 7.5%, and lower volumes of $1.7 million, or 1.9%.
Our effective tax rate for the three months ending June 30, 2025 is higher than the prior year’s comparable period primarily due to higher statutorily non-deductible costs and lower benefit related to share-based compensation, partially offset by lower non-U.S. taxes.
Our effective tax rate for the three months ended June 30, 2025 is higher than the statutory U.S. federal tax rate of 21%, and any overall net differences are primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Three Months Ended
	June 30,
(in millions)	2025	2024
Net income before allocation to noncontrolling interests	$86.4	$71.6
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	41.7	(3.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.7	3.0
Other comprehensive income (loss), net of tax	44.4	(0.3)
Comprehensive income before allocation to noncontrolling interests	130.8	71.3
Less: Noncontrolling interests in comprehensive income	—	—
Comprehensive income attributable to common shareholders	$130.8	$71.3
For the three months ended June 30, 2025, comprehensive income before allocation to noncontrolling interests was $130.8 million compared to $71.3 million in the same period of 2024. The $59.5 million increase was primarily driven by $45.0 million year-over-year favorable impact of foreign currency translation, primarily related to the euro and British pound, and higher net income before allocation to noncontrolling interests of $14.8 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Months Ended June 30, 2025 and 2024
Aerospace & Electronics

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales by product line:
Commercial Original Equipment	$96.6	$88.6	$8.0	9.0%
Military Original Equipment	72.7	66.9	5.8	8.7%
Commercial Aftermarket Products	57.2	52.3	4.9	9.4%
Military Aftermarket Products	31.7	23.1	8.6	37.2%
Total net sales	$258.2	$230.9	$27.3	11.8%
Cost of sales	$152.3	$143.9	$(8.4)	(5.8)%
as a percentage of sales	59.0%	62.3%
Engineering, selling and administrative	$38.0	$34.3	$(3.7)	(10.8)%
as a percentage of sales	14.7%	14.9%
Operating profit	$67.9	$52.7	$15.2	28.8%
Operating margin	26.3%	22.8%

Supplemental Data:
Backlog	$1,052.8	$814.9	$237.9	29.2%

Sales increased $27.3 million, or 11.8%, to $258.2 million in 2025, primarily due to higher pricing and volumes of $26.9 million, or 11.6%, and to a lesser extent of favorable foreign currency translation of $0.4 million, or 0.2%.
•Sales of Commercial Original Equipment increased $8.0 million, or 9.0%, to $96.6 million in 2025, reflecting strong demand from aircraft manufacturers.
•Sales of Military Original Equipment increased $5.8 million, or 8.7%, to $72.7 million in 2025, primarily reflecting strong demand from defense and space customers.
•Sales of Commercial Aftermarket Products increased $4.9 million, or 9.4%, to $57.2 million in 2025, reflecting continued strong demand from the airlines due to improving air traffic.
•Sales of Military Aftermarket Products increased $8.6 million, or 37.2%, to $31.7 million in 2025, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
Cost of sales increased by $8.4 million, or 5.8%, to $152.3 million in 2025, primarily reflecting increased material, labor and other manufacturing costs of $13.8 million, or 9.6%, higher volumes of $2.5 million, or 1.7%, partially offset by strong productivity gains of $6.7 million, or 4.7%, and favorable mix of $1.5 million, or 1.0%.
Engineering, selling and administrative expense increased by $3.7 million, or 10.8%, to $38.0 million in 2025, primarily related to higher selling and administrative costs.
Operating profit increased by $15.2 million, or 28.8%, to $67.9 million in 2025. The increase primarily reflected strong productivity gains of $7.2 million, or 13.7%, impact from higher volumes and pricing of $6.2 million, or 11.8%, and favorable mix of $1.5 million, or 2.8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales by product line:
Process Valves and Related Products	$241.2	$226.8	$14.4	6.3%
Commercial Valves	37.1	33.7	3.4	10.1%
Pumps and Systems	40.7	37.2	3.5	9.4%
Total net sales	$319.0	$297.7	$21.3	7.2%
Cost of sales	$182.6	$173.2	$(9.4)	(5.4)%
as a percentage of sales	57.2%	58.2%
Engineering, selling and administrative	$72.5	$65.0	$(7.5)	(11.5)%
as a percentage of sales	22.7%	21.8%
Operating profit	$63.9	$59.5	$4.4	7.4%
Operating margin	20.0%	20.0%

Supplemental Data:
Backlog (a)	$403.1	$399.9	$3.2	0.8%
(a) Includes $8.2 million of backlog as of June 30, 2025 pertaining to the Technifab acquisition.
Sales increased by $21.3 million, or 7.2%, to $319.0 million in 2025, primarily driven by the impact of the CryoWorks and Technifab acquisitions of $9.5 million, or 3.2%, higher core sales of $7.6 million, or 2.6%, primarily due to higher pricing, and favorable foreign currency translation of $4.2 million, or 1.4%.

•Sales of Process Valves and Related Products increased by $14.4 million, or 6.3%, to $241.2 million in 2025, primarily driven by the impact of the CryoWorks and Technifab acquisitions and an increase in core sales driven by higher pricing.
•Sales of Commercial Valves increased by $3.4 million, or 10.1%, to $37.1 million in 2025, reflecting an increase in core sales driven by higher pricing.
•Sales of Pumps and Systems increased by $3.5 million, or 9.4%, to $40.7 million in 2025, reflecting an increase in core sales driven by higher volumes and pricing.
Cost of sales increased by $9.4 million, or 5.4%, to $182.6 million, primarily related to the higher material, labor and other manufacturing costs of $17.8 million, or 10.3%, the impact of the CryoWorks and Technifab acquisitions of $6.2 million, or 3.6%, unfavorable foreign currency translation of $2.7 million, or 1.6%, partially offset by productivity gains of $6.6 million, or 3.8%, lower volumes of $5.3 million, or 3.1%, favorable mix of $4.8 million or 2.8%, and to a lesser extent cost savings of $0.6 million, or 0.3%.
Engineering, selling and administrative expenses increased by $7.5 million, or 11.5%, to $72.5 million, reflecting an increase in administrative costs of $5.3 million, or 8.2%, primarily from investments in core businesses and the impact of the CryoWorks and Technifab acquisitions, coupled with unfavorable foreign currency translation of $1.1 million or 1.7%.
Operating profit increased by $4.4 million, or 7.4%, to $63.9 million in 2025. The increase is primarily due to higher productivity gains of $7.5 million, or 12.6%, coupled with favorable mix of $4.8 million, or 8.1%, partially offset by lower volumes of $5.0 million, or 8.4%, and higher investments in core businesses of $3.6 million, or 6.1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Six Months Ended June 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first six months of 2025 versus the first six months of 2024, unless otherwise specified.

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%(a)
Net sales	$1,134.8	$1,038.8	$96.0	9.2%

Cost of sales	654.9	620.5	(34.4)	(5.5)%
as a percentage of sales	57.7%	59.7%
Engineering, selling and administrative	275.9	247.7	(28.2)	(11.4)%
as a percentage of sales	24.3%	23.8%
Operating profit	204.0	170.6	33.4	19.6%
Operating margin	18.0%	16.4%
Other income (expense):
Interest income	6.1	2.5	3.6	144.0%
Interest expense	(8.8)	(14.6)	5.8	39.7%
Miscellaneous income, net	2.1	0.1	2.0	NM
Total other expense, net	(0.6)	(12.0)	11.4	95.0%
Income from continuing operations before income taxes	203.4	158.6	44.8	28.2%
Provision for income taxes	44.8	33.5	(11.3)	(33.7)%
Net income from continuing operations attributable to common shareholders	$158.6	$125.1	$33.5	26.8%
(a) A variance designated as “NM” indicates such calculation is not meaningful.
Sales increased by $96.0 million, or 9.2%, to $1,134.8 million in 2025. The year-over-year change in sales included:
•an increase in core sales of $72.9 million, or 7.0%, which was driven primarily by higher pricing, and to a lesser extent, higher volume;
•an increase in sales related to the CryoWorks and Technifab acquisitions of $22.1 million, or 2.1%; and
•favorable foreign currency translation of $1.0 million, or 0.1%.
Cost of sales increased by $34.4 million, or 5.5%, to $654.9 million in 2025. The increase is primarily related to higher material, labor and other manufacturing costs $48.6 million, or 7.8%, the impact from the CryoWorks and Technifab acquisitions of $15.0 million, or 2.4%, higher volumes of $3.9 million, or 0.6%, partially offset by strong productivity gains $24.9 million, or 4.0%, favorable mix of $7.6 million, or 1.2%, and to a lesser extent cost savings of $1.4 million, or 0.2%.
Engineering, selling and administrative expenses increased by $28.2 million, or 11.4%, to $275.9 million in 2025, primarily driven by the increase in administrative expenses of $23.2 million, or 9.4%, coupled with higher selling expenses of $4.7 million, or 1.9%. The increase in administrative expenses was primarily driven by the acquisitions of CryoWorks and Technifab and investments in core businesses.
Operating profit increased by $33.4 million, or 19.6%, to $204.0 million in 2025. The increase primarily reflected strong productivity gains of $27.3 million, or 16.0%, favorable mix of $7.6 million, or 4.5%, higher volumes of $4.8 million, or 2.8%, partially offset by higher investments in core businesses of $7.1 million, or 4.2%.

Our effective tax rate for six months ending June 30, 2025, is higher than the prior year’s comparable period primarily due to higher statutorily non-deductible costs, partially offset by greater benefit related to share-based compensation.

Our effective tax rate for six months ended June 30, 2025 is higher than the statutory U.S. federal tax rate of 21%, and any overall net differences are primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Six Months Ended
	June 30,
(in millions)	2025	2024
Net income before allocation to noncontrolling interests	$193.5	$136.4
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	60.0	(15.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	5.4	6.0
Other comprehensive income, net of tax	65.4	(9.7)
Comprehensive income before allocation to noncontrolling interests	258.9	126.7
Less: Noncontrolling interests in comprehensive income	—	(0.1)
Comprehensive income attributable to common shareholders	$258.9	$126.8
For the six months ended June 30, 2025, comprehensive income before allocations to noncontrolling interests was $258.9 million compared to $126.7 million in the same period of 2024. The $132.2 million increase was primarily driven by a $75.7 million favorable impact of foreign currency translation, primarily related to the euro and British pound, and higher net income before allocation to noncontrolling interests of $57.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Six Months Ended June 30,
Aerospace & Electronics

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales by product line:
Commercial Original Equipment	$190.6	$174.1	$16.5	9.5%
Military Original Equipment	144.5	138.3	6.2	4.5%
Commercial Aftermarket Products	117.6	103.0	14.6	14.2%
Military Aftermarket Products	54.4	41.4	13.0	31.4%
Total net sales	$507.1	$456.8	$50.3	11.0%
Cost of sales	$300.1	$285.6	$(14.5)	(5.1)%
as a percentage of sales	59.2%	62.5%
Engineering, selling and administrative	$74.5	$70.2	$(4.3)	(6.1)%
as a percentage of sales	14.7%	15.4%
Operating profit	$132.5	$101.0	$31.5	31.2%
Operating margin	26.1%	22.1%
Sales increased $50.3 million, or 11.0%, to $507.1 million in 2025, primarily due to higher pricing and volumes of $50.1 million, or 11.0%.
•Sales of Commercial Original Equipment increased $16.5 million, or 9.5%, to $190.6 million in 2025, reflecting strong demand from aircraft manufacturers.
•Sales of Military Original Equipment increased $6.2 million, or 4.5%, to $144.5 million in 2025, primarily reflecting strong demand from defense and space customers.
•Sales of Commercial Aftermarket Products increased $14.6 million, or 14.2%, to $117.6 million in 2025, reflecting continued strong demand from the airlines due to improving air traffic.
•Sales of Military Aftermarket Products increased $13.0 million, or 31.4%, to $54.4 million in 2025, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
Cost of sales increased by $14.5 million, or 5.1%, to $300.1 million in 2025, primarily reflecting higher material, labor and other manufacturing costs of $22.6 million, or 7.9%, increased volumes of $7.8 million, or 2.7%, partially offset by strong productivity gains of $12.8 million, or 4.5%, favorable mix of $2.9 million, or 1.0%, and to a lesser extent cost savings of $0.4 million, or 0.1%.
Engineering, selling and administrative expense increased by $4.3 million, or 6.1%, to $74.5 million in 2025, primarily related to higher selling costs of $3.7 million, or 5.3%.
Operating profit increased by $31.5 million, or 31.2%, to $132.5 million in 2025, the increase primarily reflected higher volumes and net pricing of $13.9 million, or 13.8%, strong productivity gains of $13.7 million, or 13.6%, coupled with favorable mix of $2.9 million, or 2.9%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales by product line:
Process Valves and Related Products	$474.7	$440.8	$33.9	7.7%
Commercial Valves	74.5	66.6	7.9	11.9%
Pumps and Systems	78.5	74.6	3.9	5.2%
Total net sales	$627.7	$582.0	$45.7	7.9%
Cost of sales	$354.8	$334.9	$(19.9)	(5.9)%
as a percentage of sales	56.5%	57.5%
Engineering, selling and administrative	$146.2	$130.7	$(15.5)	(11.9)%
as a percentage of sales	23.3%	22.5%
Operating profit	$126.7	$116.4	$10.3	8.8%
Operating margin	20.2%	20.0%

Sales increased by $45.7 million, or 7.9%, to $627.7 million in 2025, primarily driven by higher core sales of $22.9 million, or 3.9%, primarily driven by higher pricing, the impact of the CryoWorks and Technifab acquisitions of $22.1 million, or 3.8%, and to a lesser extent favorable foreign currency translation of $0.7 million, or 0.1%.
•Sales of Process Valves and Related Products increased by $33.9 million, or 7.7%, to $474.7 million in 2025, primarily driven by the impact of the CryoWorks and Technifab acquisitions of $22.1 million, or 5.0%, and higher core sales of $12.3 million, or 2.8%, driven by higher pricing, partially offset by unfavorable foreign currency translation of $0.5 million, or 0.1%.
•Sales of Commercial Valves increased by $7.9 million, or 11.9%, to $74.5 million in 2025, primarily driven by increase in core sales of $6.4 million, or 9.6%, driven by higher pricing and volumes, and favorable foreign currency translation of $1.5 million, or 2.3%, as the British pound strengthened against the U.S. dollar.
•Sales of Pumps and Systems increased by 3.9 million, or 5.2%, to $78.5 million in 2025, reflecting an increase in core sales driven by higher pricing and volumes.
Cost of sales increased by $19.9 million, or 5.9%, to $354.8 million, primarily related to the higher material, labor and other manufacturing costs of $25.9 million, or 7.7%, the impact of the CryoWorks and Technifab acquisitions of $15.0 million, or 4.5%, partially offset by strong productivity gains of $12.1 million, or 3.6%, favorable mix of $4.8 million, or 1.4%, lower volumes of $3.9 million, or 1.2%, and to a lesser extent cost savings of $1.0 million, or 0.3%.
Engineering, selling and administrative expense increased by $15.5 million, or 11.9%, to $146.2 million, reflecting an increase in administrative costs of $12.6 million, or 9.6%, primarily from investments in core businesses and the impact of the CryoWorks and Technifab acquisitions
Operating profit increased by $10.3 million, or 8.8%, to $126.7 million in 2025. The increase is primarily due to strong productivity gains of $13.6 million, or 11.7%, favorable mix of $4.8 million, or 4.1%, partially offset by the impact of lower volumes coupled with higher investments in core businesses of $7.9 million, or 6.8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in millions)	2025	2024
Net cash provided by (used for):
Operating activities from continuing operations	$58.8	$(19.6)
Investing activities from continuing operations	(30.3)	(175.3)
Financing activities	(235.3)	99.6
Discontinued operations (a)	213.6	(0.1)
Effect of exchange rates on cash and cash equivalents	18.7	(4.9)
Increase (decrease) in cash and cash equivalents	$25.5	$(100.3)
(a) For the six months ended June 30, 2025, the cash provided by discontinued operations is from the sale of the Engineered Materials business. See Note 3, “Discontinued Operations” for additional information.

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
Operating Activities
Cash provided by operating activities from continuing operations was $58.8 million in the first six months of 2025, as compared to cash used for operating activities from continuing operations of $19.6 million during the same period last year. The increase in cash provided by operating activities from continuing operations was primarily driven by the $46.6 million increase in net income from continuing operations adjusted for the exclusion of non-cash items and improved working capital of $30.3 million.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for capital expenditures and acquisitions of businesses. Cash used for investing activities from continuing operations was $30.3 million in the first six months of 2025, as compared to $175.3 million in the comparable period of 2024. The decrease in cash used for investing activities was primarily driven by the net cash paid of $163.2 million in the prior period for the acquisitions of Vian Enterprises, Inc. and CryoWorks, Inc., partially offset by a $15.6 million increase in capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, repayments of indebtedness, proceeds from our Credit Facilities and proceeds from the issuance of common stock in connection with employee stock plans.
Cash used for financing activities was $235.3 million during the first six months of 2025 compared to cash provided by financing activities of $99.6 million in the comparable period of 2024. The increase in cash used for financing activities was driven by a $138.1 million increase in debt repayments and $190.0 million of borrowings under the Revolving Facility in 2024.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2025, there were no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2025. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 2.1
Purchase Agreement dated as of June 6, 2025 by and among Baker Hughes Holdings LLC, Bently Nevada, LLC and Crane Company (incorporated by reference to Exhibit 2.1 to Crane Company’s Current Report on Form 8-K filed on June 9, 2025).

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

CRANE COMPANY
REGISTRANT

Date
July 31, 2025	By	/s/ Max H. Mitchell
Max H. Mitchell
Chairman, President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
July 31, 2025		Richard A. Maue
Executive Vice President and Chief Financial Officer