Form 10-Q
period 2025-09-30
Crane Co
filed 2025-10-29
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 28, 2025
Common stock, $1.00 Par Value – 57,596,887 shares

Crane Company

Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$589.2	$548.3	$1,724.0	$1,587.1
Operating costs and expenses:
Cost of sales	337.9	321.3	992.8	941.8
Engineering, selling and administrative	132.9	128.0	408.8	375.7
Operating profit	118.4	99.0	322.4	269.6
Other income (expense):
Interest income	2.2	1.5	8.3	4.0
Interest expense	(1.0)	(7.3)	(9.8)	(21.9)
Miscellaneous income, net	0.8	0.8	2.9	0.9
Total other income (expense), net	2.0	(5.0)	1.4	(17.0)
Income from continuing operations before income taxes	120.4	94.0	323.8	252.6
Provision for income taxes	29.0	21.2	73.8	54.7
Net income from continuing operations attributable to common shareholders	91.4	72.8	250.0	197.9
Income from discontinued operations, net of tax (Note 3)	—	4.5	34.9	15.8
Net income attributable to common shareholders	$91.4	$77.3	$284.9	$213.7

Earnings per basic share:
Earnings per basic share from continuing operations	$1.59	$1.27	$4.35	$3.46
Earnings per basic share from discontinued operations	—	0.08	0.61	0.28
Earnings per basic share	$1.59	$1.35	$4.96	$3.74

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.56	$1.25	$4.27	$3.40
Earnings per diluted share from discontinued operations	—	0.08	0.60	0.27
Earnings per diluted share	$1.56	$1.33	$4.87	$3.67

Average shares outstanding:
Basic	57.6	57.2	57.5	57.1
Diluted	58.6	58.3	58.6	58.2

Dividends per share	$0.23	$0.205	$0.69	$0.615

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net income attributable to common shareholders	$91.4	$77.3	$284.9	$213.7
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(8.2)	25.3	51.8	9.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.7	3.0	8.1	9.0
Other comprehensive (loss) income, net of tax	(5.5)	28.3	59.9	18.6
Comprehensive income before allocation to noncontrolling interests	85.9	105.6	344.8	232.3
Less: Noncontrolling interests in comprehensive income	—	0.1	—	—
Comprehensive income attributable to common shareholders	$85.9	$105.5	$344.8	$232.3
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$388.2	$306.7
Accounts receivable, net of allowance for doubtful accounts of $8.1 as of September 30, 2025 and $8.7 as of December 31, 2024	387.9	339.1
Inventories, net:
Finished goods	68.2	64.2
Finished parts and subassemblies	50.3	50.7
Work in process	58.0	51.4
Raw materials	218.2	214.1
Inventories, net	394.7	380.4
Other current assets	109.5	159.1
Current assets held for sale	—	217.9
Total current assets	1,280.3	1,403.2
Property, plant and equipment:
Cost	737.8	682.9
Less: accumulated depreciation	459.4	421.6
Property, plant and equipment, net	278.4	261.3
Long-term deferred tax assets	6.1	11.2
Other assets	147.4	144.7
Intangible assets, net	152.7	159.9
Goodwill	684.1	661.6
Total assets	$2,549.0	$2,641.9
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	September 30, 2025	December 31, 2024
Liabilities and equity
Current liabilities:
Accounts payable	$149.5	$188.2
Accrued liabilities	231.1	303.2
U.S. and foreign taxes on income	11.4	7.9
Current liabilities held for sale	—	44.1
Total current liabilities	392.0	543.4
Long-term debt, net	—	247.0
Accrued pension and postretirement benefits	51.9	69.6
Long-term deferred tax liability	38.2	34.8
Other liabilities	98.4	106.1
Total liabilities	580.5	1,000.9
Commitments and contingencies (Note 12)
Equity:
Common shares, par value $1.00; 66,475,307 shares authorized; 57,593,476 and 57,290,198 shares issued and outstanding, respectively	57.6	57.3
Capital surplus	447.6	425.5
Retained earnings	1,463.0	1,217.8
Accumulated other comprehensive loss	(2.0)	(61.9)
Total shareholders’ equity	1,966.2	1,638.7
Noncontrolling interests	2.3	2.3
Total equity	1,968.5	1,641.0
Total liabilities and equity	$2,549.0	$2,641.9
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Operating activities:
Net income attributable to common shareholders	$284.9	$213.7
Less: Income from discontinued operations, net of tax	34.9	15.8
Net income from continuing operations attributable to common shareholders	250.0	197.9
Depreciation and amortization	37.8	37.5
Stock-based compensation expense	25.4	18.4
Defined benefit plans and postretirement cost	6.1	2.4
Deferred income taxes	—	(3.2)
Cash used for operating working capital	(108.7)	(176.9)
Defined benefit plans and postretirement contributions	(16.7)	(16.6)
Environmental payments, net of reimbursements	(2.0)	(3.5)
Other	(2.9)	(0.2)
Total provided by operating activities from continuing operations	189.0	55.8
Investing activities:
Payment for acquisitions - net of cash acquired and working capital adjustments	(0.2)	(161.7)
Capital expenditures	(43.7)	(22.8)
Other investing activities	0.5	5.6
Total used for investing activities from continuing operations	(43.4)	(178.9)
Financing activities:
Dividends paid	(39.7)	(35.1)
Net payments related to employee stock plans	(5.9)	(3.5)
Debt refinancing costs	(3.8)	—
Proceeds from debt	—	190.0
Repayments of debt	(247.5)	(106.9)
Total (used for) provided by financing activities from continuing and discontinued operations	(296.9)	44.5
Discontinued Operations:
Total provided by operating activities	—	8.0
Total provided by (used for) investing activities(a)	213.6	(2.7)
Increase in cash and cash equivalents from discontinued operations	213.6	5.3
Effect of exchange rates on cash and cash equivalents	19.2	1.9
Increase (decrease) in cash and cash equivalents	81.5	(71.4)
Cash and cash equivalents at beginning of period	306.7	329.6
Cash and cash equivalents of continuing operations at end of period	$388.2	$258.2
(a) For the nine months ended September 30, 2025, the cash provided by investing activities from discontinued operations was from the sale of the Engineered Materials segment. See Note 3, “Discontinued Operations” for additional information.

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(40.7)	$(73.2)
Inventories	(7.0)	(27.4)
Other current assets	47.8	(10.4)
Accounts payable	(36.0)	(12.9)
Accrued liabilities	(77.0)	(34.4)
U.S. and foreign taxes on income	4.2	(18.6)
Total	$(108.7)	$(176.9)

Supplemental disclosure of cash flow information:
Interest paid	$7.8	$19.3
Income taxes paid	$71.4	$78.7
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2024	57.3	$425.5	$1,217.8	$(61.9)	$1,638.7	$2.3	$1,641.0
Net income	—	—	107.1	—	107.1	—	107.1
Cash dividends ($0.23 per share)	—	—	(13.2)	—	(13.2)	—	(13.2)
Exercise of stock options	0.1	4.0	—	—	4.1	—	4.1
Impact from settlement of share-based awards, net of shares acquired	0.1	(14.6)	—	—	(14.5)	—	(14.5)
Impact from settlement of liability PRSUs (Note 1)	—	5.7	—	—	5.7	—	5.7
Stock-based compensation expense	—	8.0	—	—	8.0	—	8.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	2.7	—	2.7
Currency translation adjustment	—	—	—	18.3	18.3	—	18.3
BALANCE MARCH 31, 2025	57.5	$428.6	$1,311.7	$(40.9)	$1,756.9	$2.3	$1,759.2
Net income	—	—	86.4	—	86.4	—	86.4
Cash dividends ($0.23 per share)	—	—	(13.2)	—	(13.2)	—	(13.2)
Exercise of stock options	—	1.7	—	—	1.7	—	1.7
Impact from settlement of share-based awards, net of shares acquired	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	10.3	—	—	10.3	—	10.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	2.7	—	2.7
Currency translation adjustment	—	—	—	41.7	41.7	—	41.7
BALANCE JUNE 30, 2025	57.5	$440.4	$1,384.9	$3.5	$1,886.3	$2.3	$1,888.6
Net income	—	—	91.4	—	91.4	—	91.4
Cash dividends ($0.23 per share)	—	—	(13.3)	—	(13.3)	—	(13.3)
Exercise of stock options	0.1	2.9	—	—	3.0	—	3.0
Stock-based compensation expense	—	4.3	—	—	4.3	—	4.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	2.7	—	2.7
Currency translation adjustment	—	—	—	(8.2)	(8.2)	—	(8.2)
BALANCE SEPTEMBER 30, 2025	57.6	$447.6	$1,463.0	$(2.0)	$1,966.2	$2.3	$1,968.5

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2023	56.9	$398.2	$960.7	$(58.0)	$1,357.8	$2.5	$1,360.3
Net income	—	—	64.8	—	64.8	—	64.8
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	0.1	2.4	—	—	2.5	—	2.5
Impact from settlement of share-based awards, net of shares acquired	0.1	(11.1)	—	—	(11.0)	—	(11.0)
Impact from settlement of liability PRSUs (Note 1)	—	6.1	—	—	6.1	—	6.1
Stock-based compensation expense	—	5.4	—	—	5.4	—	5.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	(12.3)	(12.3)	(0.1)	(12.4)
BALANCE MARCH 31, 2024	57.1	$401.0	$1,013.8	$(67.3)	$1,404.6	$2.4	$1,407.0
Net income	—	—	71.6	—	71.6	—	71.6
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	0.1	3.5	—	—	3.6	—	3.6
Impact from settlement of share-based awards, net of shares acquired	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	5.7	—	—	5.7	—	5.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	(3.3)	(3.3)	—	(3.3)
BALANCE JUNE 30, 2024	57.2	$410.0	$1,073.7	$(67.6)	$1,473.3	$2.4	$1,475.7
Net income	—	—	77.3	—	77.3	—	77.3
Cash dividends ($0.205 per share)	—	—	(11.7)	—	(11.7)	—	(11.7)
Exercise of stock options	—	1.8	—	—	1.8	—	1.8
Impact from settlement of share-based awards	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	5.7	—	—	5.7	—	5.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	3.0	—	3.0
Currency translation adjustment	—	—	—	25.2	25.2	0.1	25.3
BALANCE SEPTEMBER 30, 2024	57.2	$417.3	$1,139.3	$(39.4)	$1,574.4	$2.5	$1,576.9
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
Liability Performance-Based Restricted Share Units
As a result of the April 3, 2023 separation into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (the “Separation”), certain executives hold 3-year, cliff vesting performance-based restricted share units (“PRSUs”) that have undergone an equity-to-liability modification and are denominated in Crane NXT, Co. stock. The outstanding PRSUs relate to grants made prior to the Separation transaction and will complete vesting in February 2026. During the first quarter of 2025 and 2024, 88,505 and 101,182 units vested and were settled by Crane NXT Co., respectively. The impact from the settlement of this liability was reflected on the Condensed Consolidated Statement of Changes in Equity as a $5.7 million and $6.1 million capital contribution as of March 31, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the liability balance was $4.1 million and $7.4 million, respectively, and included in “Other liabilities” on our Condensed Consolidated Balance Sheets.
Recent Accounting Pronouncements - Not Yet Adopted as of September 30, 2025
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis. This accounting standard will enhance tax disclosures in the Company's annual reporting but has no impact on reported income tax expense or related tax assets or liabilities.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. We are currently evaluating this guidance to determine the impact on our financial statements.

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

Note 2 - Acquisitions
Entry into a Definitive Agreement to Acquire Precision Sensors & Instrumentation
On June 6, 2025, the Company entered into a definitive Purchase Agreement with the Baker Hughes Company for the acquisition of Precision Sensors & Instrumentation (“PSI”). PSI is a leading provider of sensor-based technologies for aerospace, nuclear and process industries. The purchase price of the transaction is $1,150.0 million, subject to post-closing adjustments. The transaction is expected to close at the end of 2025 or early 2026, contingent upon regulatory approvals and the satisfaction of customary closing conditions. We intend to finance the acquisition with a combination of cash on hand and additional debt (see Note 13). PSI is expected to have 2025 sales of approximately $390 million.
Technifab Acquisition
On November 1, 2024, the Company completed the acquisition of Technifab Products, Inc. (“Technifab”) for $38.8 million, on a cash-free and debt-free basis. During the first quarter of 2025, the Company paid $0.2 million to the seller related to a final working capital adjustment.
Note 3 - Discontinued Operations
Engineered Materials
Effective on January 1, 2025, the Company completed the sale of the Engineered Materials segment for approximately $208.0 million, on a cash-free and debt-free basis. During the second quarter of 2025, the Company received $7.8 million related to a final working capital adjustment.
The following represents financial results from Engineered Materials included in discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net sales	$—	$48.9	$—	$156.6
Cost of sales	—	37.6	—	119.2
Engineering, selling and administrative	—	5.1	—	15.8
Operating profit	—	6.2	—	21.6
Gain on sale of business	—	—	43.5	—
Other expense, net	—	(0.1)	—	(0.4)
Net income from discontinued operations before income taxes	—	6.1	43.5	21.2
Provision for income taxes	—	1.6	8.6	5.4
Income from discontinued operations, net of tax	$—	$4.5	$34.9	$15.8

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
Financial information by reportable segment is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net Sales:
Aerospace & Electronics	$270.2	$239.1	$777.3	$695.9
Process Flow Technologies	319.0	309.2	946.7	891.2
TOTAL NET SALES	$589.2	$548.3	$1,724.0	$1,587.1

Cost of Sales:
Aerospace & Electronics	$162.7	$144.8	$462.8	$430.4
Process Flow Technologies	175.2	176.5	530.0	511.4
TOTAL COST OF SALES	$337.9	$321.3	$992.8	$941.8

Engineering, selling and administrative:
Aerospace & Electronics	$39.8	$39.4	$114.3	$109.6
Process Flow Technologies	73.0	67.2	219.2	197.9
Corporate	20.1	21.4	75.3	68.2
TOTAL ENGINEERING, SELLING AND ADMINISTRATIVE	$132.9	$128.0	$408.8	$375.7

Operating profit:
Aerospace & Electronics	$67.7	$54.9	$200.2	$155.9
Process Flow Technologies	70.8	65.5	197.5	181.9
Corporate	(20.1)	(21.4)	(75.3)	(68.2)
TOTAL OPERATING PROFIT	$118.4	$99.0	$322.4	$269.6

Interest income	2.2	1.5	8.3	4.0
Interest expense	(1.0)	(7.3)	(9.8)	(21.9)
Miscellaneous income, net	0.8	0.8	2.9	0.9
Income from continuing operations before income taxes	$120.4	$94.0	$323.8	$252.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Depreciation and amortization:
Aerospace & Electronics	$4.2	$5.6	$13.5	$16.6
Process Flow Technologies	8.0	7.2	24.2	20.8
Corporate	—	—	0.1	0.1
TOTAL DEPRECIATION AND AMORTIZATION	$12.2	$12.8	$37.8	$37.5

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Capital expenditures:
Aerospace & Electronics	$17.4	$5.8
Process Flow Technologies	26.3	17.0
TOTAL CAPITAL EXPENDITURES	$43.7	$22.8

(in millions)	September 30, 2025	December 31, 2024
Assets:
Aerospace & Electronics	$941.6	$896.2
Process Flow Technologies	1,325.0	1,265.0
Corporate	282.4	262.8
Assets held for sale	—	217.9
TOTAL ASSETS	$2,549.0	$2,641.9

(in millions)	September 30, 2025	December 31, 2024
Goodwill:
Aerospace & Electronics	$248.6	$248.5
Process Flow Technologies	435.5	413.1
TOTAL GOODWILL	$684.1	$661.6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Aerospace & Electronics
Commercial Original Equipment	$99.5	$90.5	$290.1	$264.6
Military Original Equipment	76.8	70.0	221.3	208.3
Commercial Aftermarket Products	67.0	54.4	184.6	157.4
Military Aftermarket Products	26.9	24.2	81.3	65.6
Total Aerospace & Electronics	$270.2	$239.1	$777.3	$695.9

Process Flow Technologies
Process Valves and Related Products	$238.2	$234.9	$712.9	$675.6
Commercial Valves	38.2	36.8	112.7	103.4
Pumps and Systems	42.6	37.5	121.1	112.2
Total Process Flow Technologies	$319.0	$309.2	$946.7	$891.2

Net Sales	$589.2	$548.3	$1,724.0	$1,587.1
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of September 30, 2025, total backlog was $1,437.1 million. We expect to recognize approximately 37% of our remaining performance obligations as revenue in 2025, an additional 50% in 2026 and the balance thereafter.
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

(in millions)	September 30, 2025	December 31, 2024
Contract assets	$74.4	$65.7
Contract liabilities	$40.9	$36.3
We recognized revenue of $4.4 million and $30.0 million during the three and nine months ended September 30, 2025, respectively, related to contract liabilities as of December 31, 2024.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income from continuing operations attributable to common shareholders	$91.4	$72.8	$250.0	$197.9
Income from discontinued operations, net of tax (Note 3)	—	4.5	34.9	15.8
Net income attributable to common shareholders	$91.4	$77.3	$284.9	$213.7

Average basic shares outstanding	57.6	57.2	57.5	57.1
Effect of dilutive share-based awards	1.0	1.1	1.1	1.1
Average diluted shares outstanding	58.6	58.3	58.6	58.2

Earnings per basic share:
Earnings per basic share from continuing operations	$1.59	$1.27	$4.35	$3.46
Earnings per basic share from discontinued operations	—	0.08	0.61	0.28
Earnings per basic share	$1.59	$1.35	$4.96	$3.74

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.56	$1.25	$4.27	$3.40
Earnings per diluted share from discontinued operations	—	0.08	0.60	0.27
Earnings per diluted share	$1.56	$1.33	$4.87	$3.67

Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive was 0.2 million for both the three and nine months ended September 30, 2025 and 2024.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2024	$(244.3)	$182.4	$(61.9)
Other comprehensive income before reclassifications	—	51.8	51.8
Amounts reclassified from accumulated other comprehensive loss	8.1	—	8.1
Net period other comprehensive income	8.1	51.8	59.9
Balance as of September 30, 2025	$(236.2)	$234.2	$(2.0)
(a) Net of tax benefit of $91.4 million and $94.2 million as of September 30, 2025 and December 31, 2024, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Amortization of pension items:
Prior service costs	$0.2	$0.2	$0.5	$0.6
Net loss	3.5	3.8	10.5	11.3
Amortization of postretirement items:
Net gain	(0.1)	(0.1)	(0.3)	(0.3)
Total before tax	$3.6	$3.9	$10.7	$11.6
Tax impact	0.9	0.9	2.6	2.6
Total reclassifications for the period	$2.7	$3.0	$8.1	$9.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended September 30, 2025 and 2024 are as follows:

	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Service cost	$0.8	$0.9	$—	$—
Interest cost	8.6	8.6	—	—
Expected return on plan assets	(11.0)	(12.5)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net loss (gain)	3.5	3.8	(0.1)	(0.1)
Net periodic loss (benefit) (a)	$2.1	$1.0	$(0.1)	$(0.1)
(a) Includes $0.1 million of pension net periodic loss related to discontinued operations for the three months ended September 30, 2024.

For all plans, the components of net periodic benefit for the nine months ended September 30, 2025 and 2024 are as follows:
	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Service cost	$2.5	$2.7	$—	$—
Interest cost	25.9	25.9	0.1	0.1
Expected return on plan assets	(33.1)	(37.5)	—	—
Amortization of prior service cost	0.5	0.6	—	—
Amortization of net loss (gain)	10.5	11.3	(0.3)	(0.3)
Net periodic loss (benefit) (a)	$6.3	$3.0	$(0.2)	$(0.2)
(a) Includes $0.4 million of pension net periodic loss related to discontinued operations for the nine months ended September 30, 2024.

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Engineering, selling, and administrative” in our Condensed Consolidated Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2025	$16.8	$0.4
Amounts contributed during the nine months ended September 30, 2025	$16.4	$0.3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective Tax Rate	24.1%	22.6%	22.8%	21.7%

Our effective tax rate for the three months and nine months ended September 30, 2025 is higher than the prior year’s comparable period, primarily due to higher statutorily non-deductible costs, partially offset by greater benefit related to share-based compensation and lower non-U.S. taxes.
Our effective tax rate for the three months and nine months ended September 30, 2025 is higher than the statutory U.S. federal tax rate of 21%, primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Unrecognized Tax Benefits
During the three months ended September 30, 2025, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.5 million, primarily due to increases in tax positions taken in the current period, partially offset by decreases in tax positions taken during a prior period. During the nine months ended September 30, 2025, our gross unrecognized tax benefits, excluding interest and penalties, increased by $1.4 million, primarily due to increases in tax positions taken in the current and prior periods, partially offset by reductions from the expiration of statutes of limitations.
During the three months and nine months ended September 30, 2025, the total amount of unrecognized tax benefits that, if recognized, would cause our effective tax rate to increase by $0.7 million and $1.5 million, respectively. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
During the three months and nine months ended September 30, 2025, we recognized $0.2 million and $0.3 million, respectively, of interest (income)/expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of September 30, 2025 and December 31, 2024, the total amount of accrued interest and penalty expenses related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $3.0 million and $2.7 million, respectively.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $0.4 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of September 30, 2025, we had three reporting units.
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
Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Total
Balance as of December 31, 2024	$248.5	$413.1	$661.6
Acquisition (a)	—	0.2	0.2
Currency translation	0.1	22.2	22.3
Balance as of September 30, 2025	$248.6	$435.5	$684.1
(a) For the period ended September 30, 2025, adjustments within the Process Flow Technologies segment of $0.2 million relate to the Technifab final working capital adjustment. See Note 2, “Acquisitions,” in the Notes to the Condensed Consolidated Financial Statements for further information.

As of September 30, 2025, we had $152.7 million of net intangible assets, of which $23.0 million were intangibles with indefinite useful lives. As of December 31, 2024, we had $159.9 million of net intangible assets, of which $21.4 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30,2025	Year Ended December 31, 2024
Balance at beginning of period, net of accumulated amortization	$159.9	$87.1
Additions (a)	—	92.4
Amortization expense	(10.7)	(17.6)
Currency translation and other	3.5	(2.0)
Balance at end of period, net of accumulated amortization	$152.7	$159.9
(a) For the year ended December 31, 2024, additions of $92.4 million relate to the acquisitions of Vian Enterprises, Inc., CryoWorks, Inc. and Technifab.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		September 30, 2025			December 31, 2024
(dollars in millions)	Weighted Average Amortization Period of Definite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.4	$82.0	$44.3	$37.7	$79.8	$42.4	$37.4
Customer relationships and backlog	20.5	194.6	81.2	113.4	191.0	70.2	120.8
Drawings	40.0	11.1	10.9	0.2	11.1	10.8	0.3
Other	25.9	38.4	37.0	1.4	37.9	36.5	1.4
Total	20.8	$326.1	$173.4	$152.7	$319.8	$159.9	$159.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2025	$3.2
2026	12.2
2027	11.5
2028	10.3
2029	10.3
2030 and after	82.2
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2025	December 31, 2024
Employee related expenses	$92.4	$116.2
Current lease liabilities	13.5	13.0
Contract liabilities	40.9	36.3
Environmental liabilities	7.8	7.9
Other	76.5	129.8
Total	$231.1	$303.2

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Commitments and Contingencies
Environmental Matters
For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2025 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
On August 12, 2022, Crane Holdings, Co., Crane Company, a then wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (f/k/a Crane Co. (“Redco”)) a then wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include obligations of Crane Company to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. On April 3, 2023, Crane Holdings, Co. completed the Separation, pursuant to which, among other things, all outstanding shares of Crane Company were distributed to Crane Holdings, Co.’s stockholders. Upon completion of the Separation, pursuant to the terms of the Redco Purchase Agreement, Crane Holdings, Co. was released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and, following completion of the Separation, Crane Company will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and to further transfer this environmental liability to Crane Company upon effectiveness of the Separation. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company has agreed to indemnify Redco and Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below in this Note 12 to “we”, and “us” refer to Crane Company in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to and agent for the Redco and Redco Buyer on the Crab Orchard Site.
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The remediation of the PGA North Site comprises two main remedial components: a plume management and remediation system (in accordance with the requirements of the 2006 Consent Decree) and source area remediation (to comply with the requirements of the 2014 ROD Amendment). The 2019 conceptual agreement and modified remedial approach focused on enhanced extraction of contaminated groundwater and targeted reinjection of treated groundwater and was designed to accelerate remedial progress at the site. The modified remedial approach required certain capital investments and infrastructure upgrades across the broader plume area, with the final components of this approach commissioned in 2022. In addition, the modified source area treatment remedy was commissioned in late 2023. As part of our approved remedial plans, the Company is required to conduct periodic groundwater monitoring to demonstrate the effectiveness of these system enhancements and provide the EPA with a report evaluating remedial performance, restoration time frames and potential inefficiencies (which may warrant further system upgrade or modifications). The year 2027 was selected as a milestone to enable the collection of 3 to 4 years of post-commissioning data, analysis of data and submission of a performance monitoring report to the EPA with recommendations. This report will document the project restoration time frames for groundwater and outline the future operational scheme, including the key milestones for transitioning from active

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
groundwater treatment to monitoring only. This report will be submitted to the EPA for approval and in combination with regulatory discussions and consultations, and is expected to provide clarity on future remedial requirements at the site and associated costs. The total estimated gross liability was $13.7 million and $16.4 million as of September 30, 2025 and December 31, 2024, respectively, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million as of September 30, 2025 and December 31, 2024, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2025 and December 31, 2024, we recorded a receivable of $2.2 million and $3.0 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
Other Environmental Matters
Roseland, NJ Site
The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. We undertook an extensive soil remediation effort at the Roseland Site following our closure and had been monitoring the site’s condition in the years that followed. In response to changes in remediation standards, in 2014 we began to conduct further site characterization and delineation studies at the site. We have completed a comprehensive delineation of contaminants of concern in soil, groundwater, surface water, sediment, and indoor air in certain buildings, as well as required soil and groundwater remediation at the site all in accordance with the New Jersey Department of Environmental Protection (“NJDEP”) guidelines and directives. We completed our remediation action reports and subsequently submitted our permit applications for soil and groundwater in April 2021 and March 2024, respectively. Our permit application for soil was accepted by the NJDEP in May 2025, and we expect feedback on our groundwater permit application within two years. We anticipate that only periodic inspections and monitoring will be required at the site for the near to medium term.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
LyondellBasell Chemical Leak
In July 2023, Crane Company, along with certain of its subsidiaries (“Crane”), were added as defendants in ongoing product liability/personal injury lawsuits filed by 58 victims of a 2021 chemical leak incident that occurred at a LyondellBasell facility in La Porte, Texas. The multi-district lawsuits were consolidated for proceedings in state court in Harris County, Texas, and were pending since 2021, when the initial set of defendants were sued. Crane was alleged to have manufactured a valve involved in the incident. Plaintiffs added other defendants to the suits in July 2023 who allegedly either sold or serviced the subject valve or a valve accessory, and discovery for the newly added defendants began moving forward in February 2024. Crane had valid defenses, and insurance coverage that attached after a modest self-insured retention. All of our insurance providers were timely notified of this potential liability and cooperated with Crane as it engaged in the litigation process. An initial settlement agreement was reached with a portion of the claimants in September 2024, and final settlement agreements were reached with all remaining claimants in February 2025. The entire settlement amount, except for our modest deductible obligation, was within our coverage limits and the insurance carriers have fully funded the settlements as of June 30, 2025. There was no material loss related to this matter as it was covered by insurance.
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
For the three months ended September 30, 2025 and 2024, we incurred expenses of $0.5 million and $3.7 million, respectively, and for the nine months ended September 30, 2025 and 2024, we incurred expenses of $6.3 million and $3.7 million, respectively, primarily related to damages caused by the hurricane, which included professional fees to restore and maintain the site. These costs are included in Engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations. On a cumulative basis, we incurred expenses of $29.6 million related to damages caused by the hurricane and received corresponding insurance recoveries of $29.1 million. During the three and nine months ended September 30, 2025, we also received insurance proceeds for lost profits of $2.7 million and $6.7 million, respectively, included in Miscellaneous income, net in the Condensed Consolidated Statements of Operations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the components of Loss from natural disaster, net of insurance recoveries and business interruption proceeds:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Site clean-up and remediation costs	$0.3	$—	$5.0	$—
Impairment and Repairs of property, plant and equipment	0.1	2.9	0.9	2.9
Impairment and rework of inventory	—	0.8	0.1	0.8
Other	0.1	—	0.3	—
Total expenses and losses	$0.5	$3.7	$6.3	$3.7
Insurance recoveries received	$(0.5)	$—	$(6.3)	$—
Insurance recoveries to be received	—	(3.2)	—	(3.2)
Loss from natural disaster, net of insurance recoveries	$—	$0.5	$—	$0.5

Insurance proceeds for lost profits	$2.7	$—	$6.7	$—

				September 30, 2025
Insurance recoveries receivable, net of deductible as of December 31, 2024				$2.8
Expenses incurred during the period ended September 30, 2025				6.3
Insurance proceeds for property damage				(9.1)
Insurance recoveries receivable, net of deductible as of September 30, 2025 (a)				$—
(a) Included in Other current assets in the Condensed Consolidated Balance Sheets.
Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, including government contracting violations, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of September 30, 2025, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Financing
Our long-term debt consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
2023 Term Facility (a)	$—	$247.0
Total long-term debt	$—	$247.0
(a) Debt issuance costs totaled $0.5 million as of December 31, 2024, and has been netted against the aggregate principal amount.
The Company made principal prepayments of $247.5 million and $1.9 million on the 2023 Term Facility during the nine months ended September 30, 2025 and 2024, respectively.

On September 30, 2025, Crane Company entered into a credit agreement (the “Credit Agreement”), by and among the Company, as borrower, CR Holdings, C.V., a subsidiary of the Company, as a subsidiary borrower, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a senior unsecured delayed draw term loan facility in an aggregate principal amount of $900 million (the “Term Facility”), which matures on September 30, 2030, and a senior unsecured revolving facility in an aggregate committed amount of $900 million (the “Revolving Facility”), which also matures on September 30, 2030. The Term Facility will be used to fund (together with cash on hand) the consummation of the Company’s previously announced acquisition of PSI. Debt refinancing fees associated with the Revolving Facility were $3.8 million, and are included in other assets on the condensed consolidated balance sheets.

In connection with the entry into the Credit Agreement, the Company’s existing credit agreement, dated as of March 17, 2023, was terminated.

The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Borrowings made in U.S. dollars shall bear interest based, at the Company’s option, (i) on an alternate base rate plus a margin, or (ii) on a term SOFR rate plus a margin. Borrowings made in Euros shall bear interest based on an adjusted EURIBOR rate plus a margin. Borrowings made in Canadian Dollars shall bear interest based on an adjusted CORRA rate plus a margin as described below. The margin for each of the foregoing rates (other than the alternate base rate) ranges from 1.50% to 2.25% based on the Company’s consolidated total net leverage ratio (the “Pricing Ratio”). The margin for alternate base rate borrowings ranges from0.50% to 1.25% depending on the Pricing Ratio. A commitment fee on the daily unused portion of the commitments under the Revolving Facility will accrue at a rate per annum ranging from 0.20% to 0.35% depending on the Pricing Ratio. A ticking fee on the daily unused portion of the commitments under the Term Facility will accrue at a rate per annum ranging from 0.20% to 0.35% depending on the Pricing Ratio during the period from and including the date that is 90 days after September 30, 2025 until the earlier of (i) the date on which the delayed draw term loans under the Term Facility are funded (the “Term Facility Funding Date” and such loans, the “Term Loans”) and (ii) the termination of all commitments under the Term Facility.

The Company will be required to repay borrowings under the Term Facility on the last day of each fiscal quarter, commencing with the last day of the fifth full fiscal quarter ending after the Term Facility Funding Date (such day, the “Amortization Commencement Date”), in an amount equal to (i) with respect to the last day of each of the first through fourth full fiscal quarters ending on or after the Amortization Commencement Date, 0.625% of the aggregate principal amount of the Term Loans made on the Term Facility Funding Date and (ii) thereafter, 1.25% of the aggregate principal amount of the Term Loans made on the Term Facility Funding Date. The Revolving Facility is not subject to interim amortization.

The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets and transactions with affiliates. The Credit Agreement also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a consolidated total net leverage ratio of no greater than 3.75 to 1.00, although such level may, at the Company’s option, be increased by 0.25 upon the consummation of certain permitted acquisitions for certain periods and (ii) a consolidated interest coverage ratio of no greater than 3.00 to 1.00. The Company was in compliance with all such covenants as of September 30, 2025.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $21.2 million and $18.3 million as of September 30, 2025 and December 31, 2024, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $1.8 million as of September 30, 2025. The Company had no such derivative receivable as of December 31, 2024. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were $1.1 million as of December 31, 2024. The Company had no such derivative payable as of September 30, 2025.

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
The One Big Beautiful Bill Act
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law. This legislation did not have a material impact on our income tax expense for the three and nine months ended September 30, 2025. The Company is continuing to evaluate the financial statement impact of these new provisions on future reporting periods.
Divestiture of Engineered Materials
Effective on January 1, 2025, the Company completed the sale of the Engineered Materials segment for approximately $208.0 million, on a cash-free and debt-free basis. During the second quarter of 2025, the Company received $7.8 million related to a final working capital adjustment. In connection with the divestiture, the Company recognized a pre-tax gain of $43.5 million, which was recorded in income from discontinued operations. We determined that the Engineered Materials segment met the criteria of being reported as a discontinued operation as of September 30, 2025 and December 31, 2024. As a result, the related assets, liabilities and operating results of Engineered Materials are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. See Item 1 under Note 3, “Discontinued Operations,” in the Notes to Condensed Consolidated Financial Statements for additional detail.
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
For the three months ended September 30, 2025 and 2024, we incurred expenses of $0.5 million and $3.7 million, respectively, and for the nine months ended September 30, 2025 and 2024, we incurred expenses of $6.3 million and $3.7 million, respectively, related to damages caused by the hurricane, which included professional fees to restore and maintain the site. For the period ended September 30, 2025, we received insurance recovery proceeds of $9.1 million. These costs and insurance recoveries are included in Engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations. On a cumulative basis, we incurred expenses of $29.6 million related to damages caused by the hurricane and received corresponding insurance recoveries of $29.1 million. During the three and nine months ended September 30, 2025, we also received insurance proceeds for lost profits of $2.7 million and $6.7 million, respectively, included in Miscellaneous income, net in the Condensed Consolidated Statements of Operations.
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
In 2025, we expect a total year-over-year sales increase of approximately 7% to 8%, driven by approximately 4% to 6% core sales growth, an acquisition benefit of approximately 1% to 2%, and a 1% contribution from foreign exchange. We expect an improvement in operating profit driven primarily by productivity benefits, operating leverage on higher volumes, lower transaction related expenses and higher pricing net of inflation, inclusive of the recent enactment of tariffs and contributions from the Technifab Products, Inc. (“Technifab”) and CryoWorks, Inc. (“CryoWorks”) acquisitions.
Aerospace & Electronics
In 2025, we expect Aerospace & Electronics sales to increase in the low double-digit percent range compared to 2024. We expect a substantial improvement in our OEM business driven by higher commercial aircraft build rates. We expect growth in our commercial and military aftermarket businesses driven by continued high utilization of aircraft, but at decelerating rates compared to 2023 and 2024 due to increasingly challenging year-over-year comparisons. We expect segment operating profit and operating margin to increase compared to 2024 driven primarily by productivity benefits and the impact of operating leverage on higher volumes and higher pricing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies
In 2025, we expect Process Flow Technologies sales to increase in the low single-digit percent range driven by slight core sales growth, a 2% to 3% contribution from the Technifab and CryoWorks acquisitions, and an approximately 1.5% benefit from favorable foreign exchange. The core sales increase is primarily due to demand in the Water, Pharmaceutical, Industrial and Cryogenic markets, offset by a generally softer chemical end market, globally.
We expect an improvement in segment operating profit and operating margin compared to 2024, driven primarily by strong productivity and higher pricing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Three Months Ended September 30, 2025 and 2024
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the third quarter 2025 versus the third quarter 2024, unless otherwise specified.

	Third Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales	$589.2	$548.3	$40.9	7.5%

Cost of sales	337.9	321.3	(16.6)	(5.2)%
as a percentage of sales	57.3%	58.6%
Engineering, selling and administrative	132.9	128.0	(4.9)	(3.8)%
as a percentage of sales	22.6%	23.3%
Operating profit	118.4	99.0	19.4	19.6%
Operating margin	20.1%	18.1%

Other income (expense):
Interest income	2.2	1.5	0.7	46.7%
Interest expense	(1.0)	(7.3)	6.3	86.3%
Miscellaneous income, net	0.8	0.8	—	—%
Total other income (expense) net	2.0	(5.0)	7.0	140.0%
Income from continuing operations before income taxes	120.4	94.0	26.4	28.1%
Provision for income taxes	29.0	21.2	(7.8)	(36.8)%
Net income from continuing operations attributable to common shareholders	$91.4	$72.8	$18.6	25.5%

Sales increased by $40.9 million, or 7.5%, to $589.2 million in 2025. The period-over-period change in sales included:
•an increase in core sales of $30.5 million, or 5.6%, which was driven primarily by higher pricing;
•an increase in sales related to the Technifab acquisition of $5.1 million, or 0.9%; and
•favorable foreign currency translation of $5.3 million, or 1.0%.
Cost of sales increased by $16.6 million, or 5.2%, to $337.9 million in 2025. The increase is primarily related to higher material, labor and other manufacturing costs of $34.1 million, or 10.6%, the impact from the Technifab acquisition of $3.5 million, or 1.1%, unfavorable foreign currency translation of $3.0 million, or 0.9%, partially offset by strong productivity gains $13.9 million, or 4.3%, lower volumes of $6.6 million, or 2.1%, cost savings of $2.2 million, or 0.7% and favorable mix of $1.5 million, or 0.5%.
Engineering, selling and administrative expenses increased by $4.9 million, or 3.8%, to $132.9 million in 2025, reflecting a $4.5 million, or 3.5%, increase in administrative expenses. The increase was primarily driven by investments in core businesses and the acquisition of Technifab.
Operating profit increased by $19.4 million, or 19.6%, to $118.4 million in 2025. The increase primarily reflected strong productivity gains of $15.0 million, or 15.2%, higher net pricing of $4.1 million, or 4.1%, cost savings of $3.0 million, or 3.0%, favorable mix of $1.5 million, or 1.5%, partially offset by lower volumes of $4.9 million, or 4.9%.
Our effective tax rate for the three months ended September 30, 2025 is higher than the prior year’s comparable period primarily due to higher statutorily non-deductible costs, partially offset by greater benefit related to share-based compensation and lower non-U.S. taxes.

Our effective tax rate for the three months ended September 30, 2025 is higher than the statutory U.S. federal tax rate of 21%, primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Three Months Ended
	September 30,
(in millions)	2025	2024
Net income before allocation to noncontrolling interests	$91.4	$77.3
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(8.2)	25.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.7	3.0
Other comprehensive income (loss), net of tax	(5.5)	28.3
Comprehensive income before allocation to noncontrolling interests	85.9	105.6
Less: Noncontrolling interests in comprehensive income	—	0.1
Comprehensive income attributable to common shareholders	$85.9	$105.5
For the three months ended September 30, 2025, comprehensive income before allocation to noncontrolling interests was $85.9 million compared to $105.6 million in the same period of 2024. The $19.7 million decrease was primarily driven by $33.5 million year-over-year unfavorable impact of foreign currency translation, primarily related to the euro and British pound, offset by higher net income before allocation to noncontrolling interests of $14.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Months Ended September 30, 2025 and 2024
Aerospace & Electronics

	Third Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales by product line:
Commercial Original Equipment	$99.5	$90.5	$9.0	9.9%
Military Original Equipment	76.8	70.0	6.8	9.7%
Commercial Aftermarket Products	67.0	54.4	12.6	23.2%
Military Aftermarket Products	26.9	24.2	2.7	11.2%
Total net sales	$270.2	$239.1	$31.1	13.0%
Cost of sales	$162.7	$144.8	$(17.9)	(12.4)%
as a percentage of sales	60.2%	60.6%
Engineering, selling and administrative	$39.8	$39.4	$(0.4)	(1.0)%
as a percentage of sales	14.7%	16.5%
Operating profit	$67.7	$54.9	$12.8	23.3%
Operating margin	25.1%	23.0%

Supplemental Data:
Backlog	$1,054.1	$833.3	$220.8	26.5%

Sales increased $31.1 million, or 13.0%, to $270.2 million in 2025, primarily due to higher pricing and volumes of $30.6 million, or 12.8%, and to a lesser extent favorable foreign currency translation of $0.5 million, or 0.2%.
•Sales of Commercial Original Equipment increased $9.0 million, or 9.9%, to $99.5 million in 2025, reflecting strong demand from aircraft manufacturers.
•Sales of Military Original Equipment increased $6.8 million, or 9.7%, to $76.8 million in 2025, primarily reflecting strong demand from defense and space customers.
•Sales of Commercial Aftermarket Products increased $12.6 million, or 23.2%, to $67.0 million in 2025, reflecting continued strong demand from the airlines due to improving air traffic.
•Sales of Military Aftermarket Products increased $2.7 million, or 11.2%, to $26.9 million in 2025, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
Cost of sales increased by $17.9 million, or 12.4%, to $162.7 million in 2025, primarily reflecting increased material, labor and other manufacturing costs of $19.6 million, or 13.5%, higher volumes of $4.0 million, or 2.8%, unfavorable mix of $3.0 million, or 2.1%, partially offset by strong productivity gains of $7.5 million, or 5.2%, and cost savings of $1.4 million, or 1.0%.
Engineering, selling and administrative expenses increased by $0.4 million, or 1.0%, to $39.8 million in 2025, primarily related to higher selling and administrative costs of $1.6 million, or 4.1%, offset by lower engineering costs of $1.2 million, or 3.0%.
Operating profit increased by $12.8 million, or 23.3%, to $67.7 million in 2025. The increase primarily reflected strong productivity gains of $7.8 million, or 14.2%, the impact from higher volumes of $5.6 million, or 10.2%, and cost savings of $1.8 million, or 3.3%, partially offset by unfavorable mix of $3.0 million, or 5.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	Third Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales by product line:
Process Valves and Related Products	$238.2	$234.9	$3.3	1.4%
Commercial Valves	38.2	36.8	1.4	3.8%
Pumps and Systems	42.6	37.5	5.1	13.6%
Total net sales	$319.0	$309.2	$9.8	3.2%
Cost of sales	$175.2	$176.5	$1.3	0.7%
as a percentage of sales	54.9%	57.1%
Engineering, selling and administrative	$73.0	$67.2	$(5.8)	(8.6)%
as a percentage of sales	22.9%	21.7%
Operating profit	$70.8	$65.5	$5.3	8.1%
Operating margin	22.2%	21.2%

Supplemental Data:
Backlog (a)	$383.0	$392.0	$(9.0)	(2.3)%
(a) Includes $7.3 million of backlog as of September 30, 2025 pertaining to the Technifab acquisition.
Sales increased by $9.8 million, or 3.2%, to $319.0 million in 2025, primarily driven by the impact of Technifab acquisition of $5.1 million, or 1.6% and favorable foreign currency translation of $4.7 million, or 1.6%.

•Sales of Process Valves and Related Products increased by $3.3 million, or 1.4%, to $238.2 million in 2025, primarily driven by the impact of the Technifab acquisition.
•Sales of Commercial Valves increased by $1.4 million, or 3.8%, to $38.2 million in 2025, primarily driven by the impact of favorable foreign currency translation.
•Sales of Pumps and Systems increased by $5.1 million, or 13.6%, to $42.6 million in 2025, reflecting an increase in core sales driven by higher pricing and volumes.
Cost of sales decreased by $1.3 million, or 0.7%, to $175.2 million, primarily related to lower volumes of $10.7 million, or 6.1%, higher productivity gains of $6.4 million, or 3.6%, favorable mix of $4.4 million, or 2.5%, and to a lesser extent cost savings of $0.7 million, or 0.4%, offset by higher material, labor and other manufacturing costs of $14.8 million, or 8.4%, the impact of the Technifab acquisition of $3.5 million, or 2.0% and unfavorable foreign currency translation of $2.8 million, or 1.6%.
Engineering, selling and administrative expenses increased by $5.8 million, or 8.6%, to $73.0 million, reflecting an increase in administrative costs of $4.9 million, or 7.3%, primarily from investments in core businesses and the impact of the Technifab acquisition.
Operating profit increased by $5.3 million, or 8.1%, to $70.8 million in 2025. The increase is primarily due to higher productivity gains of $7.2 million, or 11.0%, coupled with favorable mix of $4.4 million, or 6.7%, higher net pricing of $2.5 million, or 3.8%, cost savings of $1.2 million, or 1.8%, partially offset by lower volumes of $10.5 million, or 16.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Nine Months Ended September 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first nine months of 2025 versus the first nine months of 2024, unless otherwise specified.

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%(a)
Net sales	$1,724.0	$1,587.1	$136.9	8.6%

Cost of sales	992.8	941.8	(51.0)	(5.4)%
as a percentage of sales	57.6%	59.3%
Engineering, selling and administrative	408.8	375.7	(33.1)	(8.8)%
as a percentage of sales	23.7%	23.7%
Operating profit	322.4	269.6	52.8	19.6%
Operating margin	18.7%	17.0%
Other income (expense):
Interest income	8.3	4.0	4.3	107.5%
Interest expense	(9.8)	(21.9)	12.1	55.3%
Miscellaneous income, net	2.9	0.9	2.0	NM
Total other expense, net	1.4	(17.0)	18.4	108.2%
Income from continuing operations before income taxes	323.8	252.6	71.2	28.2%
Provision for income taxes	73.8	54.7	(19.1)	(34.9)%
Net income from continuing operations attributable to common shareholders	$250.0	$197.9	$52.1	26.3%
(a) A variance designated as “NM” indicates such calculation is not meaningful.
Sales increased by $136.9 million, or 8.6%, to $1,724.0 million in 2025. The year-over-year change in sales included:
•an increase in core sales of $103.4 million, or 6.5%, which was driven primarily by higher pricing;
•an increase in sales related to the CryoWorks and Technifab acquisitions of $27.2 million, or 1.7%; and
•favorable foreign currency translation of $6.3 million, or 0.4%.
Cost of sales increased by $51.0 million, or 5.4%, to $992.8 million in 2025. The increase is primarily related to higher material, labor and other manufacturing costs $82.7 million, or 8.8%, the impact from the CryoWorks and Technifab acquisitions of $18.4 million, or 2.0%, unfavorable foreign currency translation of $3.8 million, or 0.4%, partially offset by strong productivity gains $38.8 million, or 4.1%, favorable mix of $9.1 million, or 1.0%, cost savings of $3.3 million, or 0.4% and lower volumes of $2.7 million, or 0.3%.
Engineering, selling and administrative expenses increased by $33.1 million, or 8.8%, to $408.8 million in 2025, primarily driven by the increase in administrative expenses of $27.8 million, or 7.4%, coupled with higher selling expenses of $4.4 million, or 1.2%. The increase in administrative expenses was primarily driven by investments in core businesses and the acquisitions of CryoWorks and Technifab.
Operating profit increased by $52.8 million, or 19.6%, to $322.4 million in 2025. The increase primarily reflected strong productivity gains of $42.4 million, or 15.7%, favorable mix of $9.1 million, or 3.4%, cost savings of $3.9 million, or 1.4%, partially offset by higher material, labor and other manufacturing costs and investments in core businesses, net of higher pricing of $3.1 million, or 1.1%.

Our effective tax rate for the nine months ended September 30, 2025, is higher than the prior year’s comparable period primarily due to higher statutorily non-deductible costs, partially offset by greater benefit related to share-based compensation and lower non-U.S. taxes.

Our effective tax rate for the nine months ended September 30, 2025 is higher than the statutory U.S. federal tax rate of 21%, primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Comprehensive Income

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Net income before allocation to noncontrolling interests	$284.9	$213.7
Components of other comprehensive income, net of tax
Currency translation adjustment	51.8	9.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	8.1	9.0
Other comprehensive income, net of tax	59.9	18.6
Comprehensive income before allocation to noncontrolling interests	344.8	232.3
Less: Noncontrolling interests in comprehensive income	—	—
Comprehensive income attributable to common shareholders	$344.8	$232.3
For the nine months ended September 30, 2025, comprehensive income before allocations to noncontrolling interests was $344.8 million compared to $232.3 million in the same period of 2024. The $112.5 million increase was primarily driven by a $42.2 million favorable impact of foreign currency translation, primarily related to the euro and British pound, and higher net income before allocation to noncontrolling interests of $71.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Nine Months Ended September 30,
Aerospace & Electronics

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales by product line:
Commercial Original Equipment	$290.1	$264.6	$25.5	9.6%
Military Original Equipment	221.3	208.3	13.0	6.2%
Commercial Aftermarket Products	184.6	157.4	27.2	17.3%
Military Aftermarket Products	81.3	65.6	15.7	23.9%
Total net sales	$777.3	$695.9	$81.4	11.7%
Cost of sales	$462.8	$430.4	$(32.4)	(7.5)%
as a percentage of sales	59.5%	61.8%
Engineering, selling and administrative	$114.3	$109.6	$(4.7)	(4.3)%
as a percentage of sales	14.7%	15.7%
Operating profit	$200.2	$155.9	$44.3	28.4%
Operating margin	25.8%	22.4%
Sales increased $81.4 million, or 11.7%, to $777.3 million in 2025, primarily due to higher pricing and volumes of $80.7 million, or 11.6%.
•Sales of Commercial Original Equipment increased $25.5 million, or 9.6%, to $290.1 million in 2025, reflecting strong demand from aircraft manufacturers.
•Sales of Military Original Equipment increased $13.0 million, or 6.2%, to $221.3 million in 2025, primarily reflecting strong demand from defense and space customers.
•Sales of Commercial Aftermarket Products increased $27.2 million, or 17.3%, to $184.6 million in 2025, reflecting continued strong demand from the airlines due to improving air traffic.
•Sales of Military Aftermarket Products increased $15.7 million, or 23.9%, to $81.3 million in 2025, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
Cost of sales increased by $32.4 million, or 7.5%, to $462.8 million in 2025, primarily reflecting higher material, labor and other manufacturing costs of $42.2 million, or 9.8%, increased volumes of $11.9 million, or 2.8%, partially offset by strong productivity gains of $20.3 million, or 4.7%, and to a lesser extent cost savings of $1.8 million, or 0.4%.
Engineering, selling and administrative expenses increased by $4.7 million, or 4.3%, to $114.3 million in 2025, primarily related to higher selling costs and administrative costs of $7.7 million, or 7.0%, offset by lower engineering costs of $3.0 million, or 2.7%.
Operating profit increased by $44.3 million, or 28.4%, to $200.2 million in 2025, the increase primarily reflected strong productivity gains of $21.6 million, or 13.9%, higher volumes and net pricing of $19.8 million, or 12.7%, coupled with cost savings of $2.7 million, or 1.7%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2025	2024	$	%
Net sales by product line:
Process Valves and Related Products	$712.9	$675.6	$37.3	5.5%
Commercial Valves	112.7	103.4	9.3	9.0%
Pumps and Systems	121.1	112.2	8.9	7.9%
Total net sales	$946.7	$891.2	$55.5	6.2%
Cost of sales	$530.0	$511.4	$(18.6)	(3.6)%
as a percentage of sales	56.0%	57.4%
Engineering, selling and administrative	$219.2	$197.9	$(21.3)	(10.8)%
as a percentage of sales	23.2%	22.2%
Operating profit	$197.5	$181.9	$15.6	8.6%
Operating margin	20.9%	20.4%

Sales increased by $55.5 million, or 6.2%, to $946.7 million in 2025, primarily driven by the impact of the CryoWorks and Technifab acquisitions of $27.2 million, or 3.1%, higher core sales of $22.7 million, or 2.5%, primarily driven by higher pricing, coupled with favorable foreign currency translation of $5.6 million, or 0.6%.
•Sales of Process Valves and Related Products increased by $37.3 million, or 5.5%, to $712.9 million in 2025, primarily driven by the impact of the CryoWorks and Technifab acquisitions of $27.2 million, or 4.0%, and higher core sales of $7.3 million, or 1.1%, driven by higher pricing and favorable foreign currency translation of $2.8 million, or 0.4%.
•Sales of Commercial Valves increased by $9.3 million, or 9.0%, to $112.7 million in 2025, primarily driven by increase in core sales of $6.2 million, or 6.0%, driven by higher pricing and volumes, and favorable foreign currency translation of $3.1 million, or 3.0%, as the British pound strengthened against the U.S. dollar.
•Sales of Pumps and Systems increased by 8.9 million, or 7.9%, to $121.1 million in 2025, reflecting an increase in core sales driven by higher pricing and volumes.
Cost of sales increased by $18.6 million, or 3.6%, to $530.0 million, primarily related to the higher material, labor and other manufacturing costs of $40.7 million, or 8.0%, the impact of the CryoWorks and Technifab acquisitions of $18.4 million, or 3.6%, unfavorable foreign currency translation of $3.5 million, or 0.7%, partially offset by strong productivity gains of $18.5 million, or 3.6%, lower volumes of $14.6 million, or 2.9%, favorable mix of $9.2 million, or 1.8%, and to a lesser extent cost savings of $1.7 million, or 0.3%.
Engineering, selling and administrative expenses increased by $21.3 million, or 10.8%, to $219.2 million, reflecting an increase in administrative costs of $17.5 million, or 8.8%, primarily from investments in core businesses and the impact of the CryoWorks and Technifab acquisitions.
Operating profit increased by $15.6 million, or 8.6%, to $197.5 million in 2025. The increase is primarily due to strong productivity gains of $20.8 million, or 11.4%, favorable mix of $9.2 million, or 5.1%, partially offset by the impact of lower volumes of $14.6 million, or 8.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Net cash provided by (used for):
Operating activities from continuing operations	$189.0	$55.8
Investing activities from continuing operations	(43.4)	(178.9)
Financing activities	(296.9)	44.5
Discontinued operations (a)	213.6	5.3
Effect of exchange rates on cash and cash equivalents	19.2	1.9
Increase (decrease) in cash and cash equivalents	$81.5	$(71.4)
(a) For the nine months ended September 30, 2025, the cash provided by discontinued operations is from the sale of the Engineered Materials business. See Note 3, “Discontinued Operations” for additional information.

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
In September 2025, we entered into a new senior unsecured credit agreement, which provides for a $900 million, 5-year revolving credit facility and a $900 million, 5-year delayed draw term loan facility. The term facility will be used to fund (together with cash on hand) the consummation of the Company’s previously announced acquisition of PSI. See Note 13, “Financing,” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Operating Activities
Cash provided by operating activities from continuing operations was $189.0 million in the first nine months of 2025, as compared to $55.8 million during the same period last year. The increase in cash provided by operating activities from continuing operations was primarily driven by the $66.3 million increase in net income from continuing operations adjusted for the exclusion of non-cash items and improved working capital of $68.2 million.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for capital expenditures and acquisitions of businesses. Cash used for investing activities from continuing operations was $43.4 million in the first nine months of 2025, as compared to $178.9 million in the comparable period of 2024. The decrease in cash used for investing activities was primarily driven by the net cash paid of $158.6 million in the prior period for the acquisitions of Vian Enterprises, Inc. and CryoWorks, Inc., partially offset by a $20.9 million increase in capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, repayments of indebtedness, proceeds from our Credit Facilities and proceeds from the issuance of common stock in connection with employee stock plans.
Cash used for financing activities was $296.9 million during the first nine months of 2025 compared to cash provided by financing activities of $44.5 million in the comparable period of 2024. The increase in cash used for financing activities was driven by a $140.6 million increase in debt repayments, $190.0 million of borrowings under our revolving facility in 2024 and payment of debt refinancing costs of $3.8 million related to our new 5-year revolving credit facility in 2025.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2025, there were no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2025. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

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

Exhibit 10.1
Credit Agreement, dated as of September 30, 2025, by and among Crane Company, a Delaware corporation, as borrower, CR Holdings, C.V., as a subsidiary borrower, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent* (incorporated by reference to Exhibit 10.1 to Crane Company’s Current Report on Form 8-K filed on September 30, 2025).

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

CRANE COMPANY
REGISTRANT

Date
October 29, 2025	By	/s/ Max H. Mitchell
Max H. Mitchell
Chairman, President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
October 29, 2025		Richard A. Maue
Executive Vice President and Chief Financial Officer