Form 10-K
period 2025-12-31
Crane Co
filed 2026-02-26
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes    ☒        No     ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act
Yes    ☐       No    ☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐         No    ☒
Based on the closing stock price of $189.89 on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $9,272,583,912.
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 57,674,297 at January 30, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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

•Adverse effects as a result of further increases in environmental remediation activities, costs and related claims; and

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

Information about our Executive Officers

Name	Position	Business Experience	Age	Crane Executive Officer Since
Max H. Mitchell (a)	Chairman, President and Chief Executive Officer	President, Chief Executive Officer and Director since April 2023. President, Chief Executive Officer and Director of Crane Holdings, Co. from 2014 until April 3, 2023. President and Chief Operating Officer from 2013 through 2014. Executive Vice President and Chief Operating Officer from 2011 to 2013.	62	2004
Alejandro A. Alcala (a)	Executive Vice President and Chief Operating Officer	Executive Vice President, Chief Operating Officer since December 2024. Executive Vice President, Aerospace and Electronics, Engineered Materials, Process Flow Technologies and Regional Presidents since from April 2023 to December 2024. Executive Vice President, Aerospace and Electronics, Engineered Materials, Process Flow Technologies and Regional Presidents of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President, Process Flow Technologies and operations in China, India and the Middle East & Africa from March 2020 to January 2023. President, Crane ChemPharma & Energy from 2014 to March 2020. President, Crane Pumps & Systems from 2013 to 2014.	51	2020
Anthony M. D'Iorio	Executive Vice President, General Counsel and Secretary	Executive Vice President, General Counsel and Secretary since April 2023. Executive Vice President, General Counsel and Secretary of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President from February 2021 through January 2023. Vice President, General Counsel and Secretary from February 2018 to 2023. Deputy General Counsel from 2013 through February 2018. Assistant General Counsel from 2005 through 2013.	62	2018
Jason D. Feldman	Senior Vice President, Investor Relations, Treasury and Tax	Senior Vice President, Investor Relations, Treasury and Tax since April 2024. Vice President, Treasurer & Investor Relations from November 2022 through April 2024. Vice President, Investor Relations from April 2020 through April 2024. Director, Investor Relations from March 2014 through April 2020.	51	2024
Richard A. Maue	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer since February 2023. Executive Vice President and Chief Financial Officer of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President, Aerospace and Electronics from January 2019 through January 2023. Chief Financial Officer since 2013. Principal Accounting Officer from 2007 through May 2019. Vice President - Finance from 2013 through January 2019.	55	2007
Marijane Papanikolaou	Vice President, Controller and Principal Accounting Officer	Vice President, Controller and Principal Accounting Officer since April 2023. Vice President, Corporate Controller of Pitney Bowes from 2018 to April 2023.	55	2023
Tamara S. Polmanteer	Executive Vice President, Chief Human Resources Officer	Executive Vice President and Chief Human Resources Officer since February 2023. Executive Vice President and Chief Human Resources Officer of Crane Holdings, Co. from February 2023 until April 3, 2023. Senior Vice President, from 2021 through January 2023. Chief Human Resources Officer since March 2021. Chief Human Resources Officer of Aleris from 2016 through 2020. Senior Vice President, Chief Human Resource Officer of Daymon Worldwide from 2011 through 2016.	60	2021
(a) CEO succession planned for April 27, 2026, as previously disclosed in our Form 8-K filed on January 26, 2026.

Item 1. Business
General
Crane Company has delivered innovation and technology-led solutions for customers since its founding in 1855. Today, Crane is a leading manufacturer of highly engineered components for challenging, mission-critical applications focused on the aerospace, defense, space and process industry end markets. The Company has two reporting segments: Aerospace & Advanced Technologies (“AAT”) and Process Flow Technologies (“PFT”).

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

Recent Transactions
Acquisition of Druck, Panametrics and Reuter-Stokes
On January 1, 2026, the Company completed the acquisition of the Druck, Panametrics and Reuter-Stokes brands (previously known as Precision Sensors & Instrumentation) from the Baker Hughes Company.
Druck, Panametrics and Reuter-Stokes are all leading providers of sensor-based technologies for aerospace, nuclear and process industries. The Druck brand is being integrated into the Aerospace & Advanced Technologies segment. Panametrics and Reuter-Stokes brands are being integrated into the Process Flow Technologies segment.
Acquisition of optek-Danulat
Also on January 1, 2026, the Company completed the acquisition of optek-Danulat (“Optek”). Optek is a leading provider of inline process control optical measurement solutions for biopharma, pharmaceutical and other demanding markets. Optek is being integrated into the Process Flow Technologies segment.
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

Other Acquisitions
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
On January 2, 2024, the Company completed the acquisition of Vian Enterprises, Inc. (“Vian”). Vian is a global designer and manufacturer of multi-stage lubrication pumps and lubrication system components technology for critical aerospace and defense applications with sole-sourced and proprietary content on the highest volume commercial and military aircraft platforms. Vian has been integrated into the Aerospace & Advanced Technologies segment.
On October 4, 2023, the Company completed the acquisition of Baum lined piping GmbH (“BAUM”). BAUM is a German based company that designs, manufactures, and distributes lined piping products primarily focused on chemical and industrial end markets. BAUM has been integrated into our Process Flow Technologies segment.
Separation
On April 3, 2023, Crane Holdings, Co. completed the Separation into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (the “Separation”), through a pro-rata distribution (the "Distribution") of all of the outstanding common stock of Crane Company to the stockholders of Crane Holdings, Co., which on April 3, 2023 was renamed “Crane NXT, Co.” As a result of the Distribution, Crane Company became an independent public company. Our common stock is listed under the symbol "CR" on the New York Stock Exchange. Due to Crane Company’s larger operations, greater tangible assets, greater fair value and greater net sales, in each case, relative to Crane NXT, Co., among other factors, Crane Company was treated as the “accounting spinnor” and therefore was the “accounting successor” to Crane Holdings, Co. for accounting purposes, notwithstanding the legal form of the Separation. Therefore, following the Separation, the historical consolidated financial statements of Crane Company reflect the historical consolidated financial statements of Crane Holdings, Co. with the Payment & Merchandising Technologies segment and other distributed assets and liabilities classified as discontinued operations.
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
Aerospace & Advanced Technologies
The Aerospace & Advanced Technologies segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace, military aerospace, defense, and space markets. The commercial market and military market accounted for 61% and 39%, respectively, of total segment sales in 2025. Sales to original equipment manufacturers ("OEMs") and aftermarket customers were 66% and 34%, respectively, in 2025.
We provide mission critical systems that require high reliability and high accuracy, such as pressure sensors for aircraft engine control, aircraft braking systems for commercial aircraft and fighter jets, power conversion solutions for defense and space applications and lubrication systems for the harshest and most hazardous environmental conditions. Crane Company has invented many of the fundamental technologies that are now the industry standard in the areas where we compete, with a track record for performance, reliability and innovation. AAT’s integrated capabilities include the following:

•Power Solutions: Provides enabling technology to accelerate electrification of air, land, space and sea vehicles and systems.
•Sensing Systems: Provides components and systems for condition and position sensing, and pressure and flow measurement, with high-accuracy, reliability and engineering to excel in rugged aerospace environments. With the acquisition of Druck, these capabilities have been expanded to include test and calibration equipment.
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

AAT has a long-term growth profile driven by positions on market leading platforms, recent new program wins and continued investment in technology readiness. The segment is also positioned to benefit from underlying market growth driven by increasing new commercial aircraft deliveries, air passenger travel growth, defense investment, ongoing maintenance, repair and overhaul requirements and emerging applications in the space market, as well as a strong trend driving greater electrification for aerospace and defense applications. Our unique position to drive sustained growth is driven by differentiated technology investment focused on high-growth market segments, including next-generation aircraft engines, advanced ground and sea-based radar systems, Low Earth Orbit satellite constellations, as well as high-power and bi-directional power conversion for numerous emerging commercial and military applications, including more-electric and hybrid-electric ground vehicles and hybrid-electric and pure electric-propulsion aircraft.
Manufacturing facilities are located in the United States, United Kingdom, Taiwan, and France.
Process Flow Technologies
The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Pumps and Systems and Commercial Valves.

•Process Valves and Related Products: Manufactures a wide range of products and solutions for the process end markets. Capabilities include a wide range of sensing and instrumentation, sampling systems, valve positioning and control systems, vacuum insulated pipe and valve systems for advanced cryogenic applications, valve diagnostic and calibration systems, as well as a broad portfolio of on/off isolation valves and associated actuation. Across the portfolio, the primary focus is on pharmaceutical, cryogenic, chemical, nuclear, and general industrial end markets, with some additional exposure to energy and oil & gas. Manufacturing facilities, along with sales and service centers, are located across North America, South America, Europe, the Middle East, Asia and Australia.
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

Our portfolio strategically targets the higher growth and less cyclical pharmaceutical, cryogenic, water and wastewater, chemical and general industrial industries. We expect these segments to outgrow the overall process market, driven by investment in sustainability and clean energy, aging infrastructure, tightening wastewater regulations and an aging population with a growing demand for healthcare.
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
Raw Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and certain petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces have at times caused increases in the costs of key raw materials, there have been no raw materials shortages that have had a material adverse impact on our business. We believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at acceptable costs. For a further discussion of risks related to raw materials, please refer to Item 1A. “Risk Factors.”
Government Contracts
We have agreements relating to the sale of products to government entities, primarily involving products in our Aerospace & Advanced Technologies segment and, to a lesser extent, our Process Flow Technologies segment. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws and regulations governing government contracts differ from those governing private contracts. For example, some government contracts require disclosure of cost and pricing data and impose certain sourcing conditions that are not applicable to private contracts. Our failure to comply with these laws could result in suspension of these contracts, criminal or civil sanctions, administrative penalties and fines or suspension or debarment from government contracting or subcontracting for a period of time. For a further discussion of risks related to compliance with government contracting requirements, please refer to Item 1A. “Risk Factors.”
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
The Company has a diverse global workforce located in 29 countries, spanning five continents. At December 31, 2025, we employed approximately 7,100 persons worldwide, of which substantially all were full time employees. In the United States, we employed approximately 4,100 people across 37 locations. At December 31, 2025, approximately 6% of our U.S. employees were represented by a union under a collective bargaining agreement. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
To maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our associates. We are committed to developing our associates personally and professionally by leveraging a structured and disciplined Intellectual Capital (“IC”) process. Our regular IC cadence includes constructive reviews and various talent and leadership development initiatives conducted by our leadership team and provided throughout an associate’s career. Succession planning is a key benefit of our intellectual capital process across all functions. We are also committed to an inclusive and high-performance culture at all levels of the organization, based on trust and respect.

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
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, including recently announced and potential additional tariffs on certain raw materials, levels of consumer and business confidence, commodity prices and availability, inflationary pressures, exchange rates, levels of government spending and deficits, political conditions, and other challenges that could affect the global economy, including the ongoing conflict in the Middle East as well as impacts associated with any economic sanctions imposed against Russia, in response to their invasion of the Ukraine. These economic and geopolitical conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations, grow through operations or refinance maturing debt balances at economically favorable interest rates. In addition, restrictions on credit availability could adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. See “Specific Risks Related to Our Reportable Segments.”
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
•In our Aerospace & Advanced Technologies segment, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of spare parts from our businesses. In addition, our Aerospace & Advanced Technologies segment could be impacted to the extent that our major aircraft manufacturing customers encounter problems which impact their production rates and, correspondingly, reduce purchases of our products, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices and/or extend payment terms; in addition, demand for military and defense products is dependent upon government spending in certain areas which can vary year to year.
•Our Process Flow Technologies segment is dependent on global economic conditions, customer capital spending and commodity prices. Deterioration in any of these economic factors could result in sales and profits falling below our current outlook.
•Ongoing or threatened U.S. government shutdowns which may impact our ability to obtain or progress on government contracts, primarily in our Aerospace and Advanced Technologies segment.
•Any pandemics or public health emergencies could result in disruptions to global supply chains, delays in supplier deliveries, higher raw material prices, delays in deliveries to customers, travel restrictions, site access and quarantine restrictions, and employee absences. The extent to which public health emergencies could impact our operations and financial performance is highly uncertain and would depend on future developments, including the duration of any such public health emergency, potential actions taken by governmental authorities, and how quickly economic conditions stabilize.
In addition, a major hurricane, earthquake, tornado, wildfire, flood, drought or other natural disaster or severe weather event could seriously disrupt our business and impact our results of operations and cash flows.

We conduct a substantial portion of our business outside the U.S. and face risks inherent in non-domestic operations.
Net sales by destination outside the U.S. from continuing operations were 41% of our consolidated amounts in 2025. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, our operations outside the U.S. are subject to the risks associated with conducting business internationally, including, but not limited to:
•Changes in the U.S. government's approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies (such as those recently announced or potential additional tariffs by various countries) has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows;
•Economic and political instability, including the risk of geopolitical conflict or territorial incursions, in the countries and regions in which we operate; and
•The risks of fluctuations in foreign currency exchange rates, primarily the euro and the British pound, could adversely affect our reported results, primarily in our Process Flow Technologies segment, as amounts earned in other countries are typically translated into U.S. dollars for reporting purposes.
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
We have evaluated, and expect to continue to evaluate, a wide array of potential acquisition transactions. Our acquisition program attempts to address the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, systems of internal control and profitability of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations involves significant risks and uncertainties, including:
•Maintenance of uniform standards, controls, policies and procedures, in particular where acquisitions reflect carve-out transactions;
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
Our operations require significant amounts of necessary components and raw materials. We deploy a continuous, company-wide process to source our components and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. Consistent with the rest of the aerospace and defense industry, our AAT business has been experiencing, and may continue to experience, supply chain disruptions from an insufficient availability of certain components and raw materials. If we are unable to timely source these components or raw materials, our operations may be disrupted, or we could experience a delay or temporary stoppage in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from significant changes in demand; more stringent regulatory requirements; supplier financial condition; supplier product strategy changes; increases in duties and tariff costs; disruptions in transportation; an outbreak of a severe public health pandemic; severe weather; and the occurrence or threat of wars, could have an adverse effect on our financial condition, results of operations and cash flows.
The prices of our components and raw materials could fluctuate dramatically, which may adversely affect our profitability.
The costs of certain components and raw materials that are critical to our profitability can be volatile, which can have a significant impact on our profitability. The costs in our business segments are affected by fluctuations in the price of metals such as steel and copper as well as other raw materials such as resin and electronic components; cost are also impacted by imposed tariffs, which are often unpredictable. We have seen a period of sustained price increases for components and raw materials that may continue into the future as demand increases and supply may remain constrained, notably in our AAT segment, which has resulted in, and may continue to result in, increased costs for us. While we have taken actions aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical components and raw materials increase or we are unable to pass increased costs of components and raw materials to customers, our operating profit could be adversely affected.
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
We are dependent on information technology networks and systems, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A theft, loss, fraudulent use or misuse of customer, vendor, employee or our proprietary data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, new vulnerabilities or other developments will not compromise or breach the security solutions protecting our information technology, networks and systems. A cyber-attack on our information systems technology or those of our partners, vendors, suppliers could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could seriously harm our operations as well as the operations of our customers and suppliers. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of sales, remediation and increased insurance costs, and interference with regulatory compliance. We have experienced and expect to continue to experience some of these types of cybersecurity threats and incidents, which could be material in the future.
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
As of December 31, 2025, we had goodwill and other intangible assets, net of accumulated amortization, of $833.4 million, which represented approximately 22% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have an adverse effect on our financial condition and results of operations.
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
Our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of December 31, 2025, we had approximately $1,150 million of indebtedness that bears interest at variable rates. As of December 31, 2025, a hypothetical 1% increase in prevailing interest rates would increase our 2025 interest expense by approximately $11.5 million.
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
We are subject to income taxes in the U.S. and various international jurisdictions. Our financial condition, results of operations and cash flow could be affected by changes to tax laws, regulations, accounting principles and judicial rulings, the geographic mix of our earnings, the valuation of our deferred tax assets and liabilities, and the results of audits and examinations of previously filed tax returns. By way of example, the Organization for Economic Co-operation and Development has been coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. While various countries have implemented legislation as of January 1, 2025, we currently do not expect a resulting material change to our tax liabilities in the near term as additional jurisdictions enact such legislation, nor do we expect our effective tax rate and cash tax payments to significantly increase in future years. In addition, the One Big Beautiful Bill Act (the “Act”) became law on July 4, 2025 and introduced significant changes to U.S. tax law. The Act did not have a significant impact on our 2025 consolidated financial statements and we will continue to assess its potential impact on our future consolidated financial statements. We continue to monitor evolving tax legislation in the jurisdictions in which we operate.
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
Total net periodic pension cost and pension contributions were $8.7 million and $16.5 million, respectively in 2025. The costs of our defined benefit pension plans are dependent upon various factors, including rates of return on investment assets, discount rates for future payment obligations, and expected mortality, among other things. In addition, funding requirements for benefit obligations of our pension plans are subject to legislative and other government regulatory actions. Variances in related estimates could have an adverse effect on our financial condition, results of operations and cash flows.
Specific Risks Relating to Our Reportable Segments
Aerospace & Advanced Technologies
Our Aerospace & Advanced Technologies segment sales are primarily affected by conditions in the commercial aerospace industry, which is cyclical in nature, and by changes in defense spending by the U.S. government.
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
The defense portion of the segment’s business is dependent primarily on U.S. government spending, and to a lesser extent, foreign government spending, on the specific military platforms and programs where our business participates. Any reduction in appropriations for these platforms or programs or delays caused by any potential extended U.S. government shut down, could impact the performance of our business. Our sales to defense customers are also affected by the level of activity in military flight operations.
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
Demand for our Process Flow Technologies products is heavily dependent on our customers’ level of new capital investment and planned maintenance expenditures. Customer spending typically depends on general economic conditions, industrial capital investment, availability of credit, and expectations of future demand. For example, lower levels of new housing construction and other infrastructure spending has had a negative impact on chemical demand, both in the U.S. and Europe, which adversely impacted the sale of our valve and valve-related products. Slowing global economic growth and volatility in commodity prices could both contribute to lower levels of customer spending, and project delays or cancellations.
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
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Our cybersecurity program is staffed by a team of skilled cybersecurity professionals, with many having Certified Information Systems Security Professional (CISSP) credentials, and one or more Global Information Assurance Certification (GIAC)/The Sans Institute (SANS) cybersecurity certificates. Our response team members are in various global locations to ensure 24/7 monitoring and response capabilities and are backed by a 24/7 Managed Security Services Provider (MSSP) who monitors cybersecurity alerts.
We maintain annual training for all employees on cybersecurity standards, as well provide monthly trainings on how to recognize and properly respond to phishing, social engineering schemes and other cyber threats. The Company provides our employees with an intuitive mechanism to easily report suspicious emails which are analyzed by our security systems and dedicated incident response team. Monthly “test” phishing emails are sent to our associates. Any failures trigger a retraining exercise if not properly reported and a monthly training vignette on cybersecurity awareness. We regularly engage independent third parties to test our information security processes and systems as part of our overall enterprise risk management program.
Crane Company was separated from its parent company, Crane Holdings, on April 3, 2023, and since the separation and during the 5 years prior to separation, no attempted cyber-attack or other attempted intrusion on our information technology networks has resulted in a material adverse impact on our operations or financial results, in any penalties or settlements, or in the loss or exfiltration of material or sensitive Company data. Crane recognizes the inherent cyber risks associated with relying on third-party vendors such as cloud service providers, software vendors, data processors, and IT service providers with access to Company information, systems, or processes. Crane is committed to managing these risks responsibly and transparently and has an active process in place to assess and reduce that risk, including performing due diligence on third-party vendors before onboarding and evaluation and assessing their cybersecurity policies. In the event an attack or other intrusion were to be successful, we have a response team of internal and external resources engaged and prepared to respond. Although our third-party service providers have encountered cybersecurity incidents, these incidents have not had a material impact on Crane Company, including our business strategy, results of operations or financial condition. The Company maintains cyber risk and related insurance policies as a measure of added protection
Cybersecurity Governance
Our cybersecurity program is led by Crane Company’s Chief Information Security Officer (“CISO”), who regularly reports to our executive team about our program, including a review of cyber threat trends, our information security organization and staffing, and the status of ongoing efforts and investments to strengthen our cybersecurity defenses. We utilize a risk based, multi-layered information security framework following the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and the Center for Internet Security (CIS) critical security controls. We have adopted and implemented a systematic approach measuring ourselves against this multi-layered framework to identify and mitigate security risks that we believe are commercially reasonable for manufacturing companies of our size and scope and commensurate with the risks we face. The senior executive team, including the CISO, provide a minimum of two formal program updates each year to the Audit Committee of our Board of Directors.

.

Item 2. Properties

The following is a summary of our principal facilities as of December 31, 2025:

	Facilities - Owned
Location	Aerospace & Advanced Technologies		Process Flow Technologies		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	6	724,240	9	849,573	—	—	15	1,573,813
Europe	—	—	6	616,755	—	—	6	616,755
Other international	—	—	4	481,444	—	—	4	481,444
	6	724,240	19	1,947,772	—	—	25	2,672,012
Non-Manufacturing
United States	—	—	3	103,070	—	—	3	103,070
Europe	—	—	2	73,780	—	—	2	73,780
Other international	—	—	—	—	—	—	—	—
	—	—	5	176,850	—	—	5	176,850
Total	6	724,240	24	2,124,622	—	—	30	2,848,862

	Facilities - Leased
Location	Aerospace & Advanced Technologies		Process Flow Technologies		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	1	62,880	8	265,723	—	—	9	328,603
Canada	—	—	1	20,572	—	—	1	20,572
Europe	1	19,418	4	603,790	—	—	5	623,208
Other international	1	63,653	2	111,594	—	—	3	175,247
	3	145,951	15	1,001,679	—	—	18	1,147,630
Non-Manufacturing
United States	2	8,348	5	82,605	3	29,228	10	120,181
Canada	—	—	1	11,198	—	—	1	11,198
Europe	2	9,915	10	95,383	—	—	12	105,298
Other international	—	—	16	161,191	—	—	16	161,191
	4	18,263	32	350,377	3	29,228	39	397,868
Total	7	164,214	47	1,352,056	3	29,228	57	1,545,498
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
Crane Company common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol "CR". As of December 31, 2025, there were 1,364 holders of record of Crane Company common stock.
Stock Performance Graph
The following graph sets forth the cumulative total stockholder return to Crane Company’s stockholders for the period beginning April 3, 2023, the date of the Separation, through December 31, 2025, as well as the corresponding returns on the S&P 500 Index and the S&P 400 MidCap Capital Goods Index.
The graph assumes that the value of the investment in the common stock and each index was $100 on April 3, 2023, and that all dividends were reinvested.

	4/3/2023	12/31/2023	12/31/2024	12/31/2025
Crane Company	$100.00	$159.16	$205.56	$251.14
S&P 500	100.00	117.03	146.29	172.42
S&P 400 Midcap Capital Goods Index	100.00	126.09	145.33	175.10
Purchases of Equity Securities
Neither the Company nor any "affiliated purchaser" repurchased any shares of Company common stock during the year ended December 31, 2025.
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
Crane Company has delivered innovation and technology-led solutions for customers since its founding in 1855. Today, Crane is a leading manufacturer of highly engineered components for challenging, mission-critical applications focused on the aerospace, defense, space and process industry end markets. The Company has two reporting segments: Aerospace & Advanced Technologies and Process Flow Technologies.
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
Recent Events and Transactions
Acquisition of Druck, Panametrics and Reuter-Stokes
On June 6, 2025, the Company entered into a definitive Purchase Agreement with the Baker Hughes Company for the acquisition of Druck, Panametrics and Reuter-Stokes. Collectively, they are leading providers of sensor-based technologies for aerospace, nuclear and process industries. The Company completed the acquisition on January 1, 2026. The Druck brand is being integrated into the Aerospace & Advanced Technologies segment. Panametrics and Reuter-Stokes brands are being integrated into the Process Flow Technologies segment.
Acquisition of optek-Danulat
On January 1, 2026, the Company completed the acquisition of optek-Danulat (“Optek”). Optek is a leading provider of inline process control optical measurement solutions for biopharma, pharmaceutical and other demanding markets. Optek is being integrated into the Process Flow Technologies segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Acquisitions and Items Affecting Comparability of Reported Results
The comparability of our results for the years ended December 31, 2025, 2024 and 2023 is affected by the following significant items:
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
On January 2, 2024, the Company completed the acquisition of Vian Enterprises, Inc. (“Vian”). Vian is a global designer and manufacturer of multi-stage lubrication pumps and lubrication system components technology for critical aerospace and defense applications with sole-sourced and proprietary content on the highest volume commercial and military aircraft platforms. Vian has been integrated into the Aerospace & Advanced Technologies segment.
On October 4, 2023, the Company completed the acquisition of Baum lined piping GmbH (“BAUM”). BAUM is a German based company that designs, manufactures, and distributes lined piping products primarily focused on chemical and industrial end markets. BAUM has been integrated into the Process Flow Technologies segment.
Transaction Related Expenses
In 2025, we recorded pre-tax transaction related expenses of $14.8 million primarily related to the Druck, Panametrics, Reuter-Stokes and Optek acquisitions.
In 2024, we recorded pre-tax transaction related expenses of $8.4 million primarily related to the Vian, CryoWorks and Technifab acquisitions and the divestiture of the Engineered Materials segment.
In 2023, we recorded pre-tax transaction related expenses of $39.3 million related to the separation.
Marion Site Hurricane Damage and Recovery
In September 2024, our manufacturing site in Marion, North Carolina was directly affected by flooding from Hurricane Helene. Our insurance covered the repair or replacement of assets that suffered damage or loss and also provided for business interruption coverage, which included lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. The recovery related to business interruption was recognized when realized and received. We worked with our insurance carrier to assess the damage and ascertain the amount of insurance recoveries due to us as a result of the damage and loss we incurred, as such the timing of insurance proceeds lagged behind the actual losses incurred. As of December 31, 2025, the full insurance claim has been settled and no additional proceeds are expected to be recovered.
For the year ended December 31, 2025 and 2024, we incurred expenses of $6.0 million and $23.3 million, respectively related to damage caused by the hurricane, which included professional fees to restore and maintain the site. These costs are included in Engineering, selling and administrative expenses in the Consolidated Statements of Operations. On a cumulative basis, we incurred expenses of $29.3 million related to damage caused by the hurricane, all of which were fully covered by insurance except for the $0.5 million deductible. During the year ended December 31, 2025, we also received insurance proceeds for lost profits of $9.3 million, included in Miscellaneous income, net in the Consolidated Statements of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations - For the Years ended December 31, 2025, 2024 and 2023

	For the year ended December 31,			2025 vs 2024 Favorable / (Unfavorable) Change		2024 vs 2023 Favorable / (Unfavorable) Change
(in millions, except %)	2025	2024	2023	$	%	$	%
Net sales:
Aerospace & Advanced Technologies	$1,048.9	$932.7	$789.3	$116.2	12.5%	$143.4	18.2%
Process Flow Technologies	1,256.1	1,198.5	1,072.8	57.6	4.8%	125.7	11.7%
Total net sales	$2,305.0	$2,131.2	$1,862.1	$173.8	8.2%	$269.1	14.5%
Sales growth:
Core business				$132.7	6.2%	$156.0	8.4%
Acquisitions				29.1	1.4%	110.2	5.9%
Foreign exchange				12.0	0.6%	2.9	0.2%
Total sales growth				$173.8	8.2%	$269.1	14.5%
Cost of sales	$1,332.2	$1,263.4	$1,111.1	$(68.8)	(5.4)%	$(152.3)	(13.7)%
Engineering, selling and administrative	$548.6	$512.0	$500.6	$(36.6)	(7.1)%	$(11.4)	(2.3)%
Operating profit:
Aerospace & Advanced Technologies	$262.5	$209.0	$159.0	$53.5	25.6%	$50.0	31.4%
Process Flow Technologies	263.5	240.3	208.5	23.2	9.7%	31.8	15.3%
Corporate expense(a)	(101.8)	(93.5)	(117.1)	(8.3)	(8.9)%	23.6	20.2%
Total operating profit	$424.2	$355.8	$250.4	$68.4	19.2%	$105.4	42.1%
Operating margin:
Aerospace & Advanced Technologies	25.0%	22.4%	20.1%
Process Flow Technologies	21.0%	20.1%	19.4%
Total operating margin	18.4%	16.7%	13.4%

(a) For the years ended December 31, 2025, 2024 and 2023, Corporate expense included transaction related expenses of $14.8 million, $9.8 million and $41.5 million, respectively.

OVERALL
2025 compared to 2024
Sales increased by $173.8 million, or 8.2%, to $2,305.0 million in 2025. The year-over-year higher sales included:
•an increase in core sales of $132.7 million, or 6.2%, which was driven primarily by higher pricing;
•an increase in sales related to the CryoWorks, and Technifab acquisitions of $29.1 million, or 1.4%; and
•favorable foreign currency translation of $12.0 million, or 0.6%.
Cost of sales increased by $68.8 million, or 5.4%, to $1,332.2 million in 2025. The increase is primarily related to higher material, labor and other manufacturing costs, inclusive of tariffs of $110.7 million, or 8.8%, the impact from the CryoWorks, and Technifab acquisitions of $19.8 million, or 1.6%, unfavorable foreign currency translation of $6.7 million, or 0.5%, partially offset by strong productivity gains of $53.7 million, or 4.3%, lower volumes of $9.8 million, or 0.8%, and cost savings of $5.2 million, or 0.4%.
Engineering, selling and administrative expenses increased by $36.6 million, or 7.1%, to $548.6 million in 2025, primarily driven by the increase in administrative expenses of $27.0 million, or 5.3%, coupled with higher selling expenses of $5.0 million, or 1.0%. The increase in administrative expenses was primarily driven by investments in core businesses and the acquisitions of CryoWorks and Technifab.
Operating profit increased by $68.4 million, or 19.2%, to $424.2 million in 2025. The increase primarily reflected strong net price, inclusive of tariffs and productivity gains of $66.3 million, or 18.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive income

(in millions) For the year ended December 31,	2025	2024	2023
Net income attributable to common shareholders	$366.6	$294.7	$255.9
Other comprehensive income (loss), net of tax
Currency translation adjustment	51.4	(30.6)	20.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	30.5	26.5	10.0
Other comprehensive income (loss), net of tax	81.9	(4.1)	30.7
Comprehensive income before allocation to noncontrolling interests	448.5	290.6	286.6
Less: Noncontrolling interests in comprehensive income	—	(0.2)	(0.1)
Comprehensive income attributable to common shareholders	$448.5	$290.8	$286.7
For the year ended December 31, 2025, comprehensive income before allocation to noncontrolling interests was $448.5 million compared to $290.6 million in 2024. The $157.9 million increase was primarily driven by $71.9 million of higher net income before allocation to noncontrolling interests, $82.0 million favorable impact of foreign currency translation adjustments, primarily related to the euro and British pound and a $4.0 million increase primarily due to favorable pension plan asset performance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AEROSPACE & ADVANCED TECHNOLOGIES

(in millions, except %) For the year ended December 31,	2025	2024	2023
Net sales by product line:
Commercial Original Equipment	$397.3	$349.4	$291.4
Military Original Equipment	297.5	273.1	252.4
Commercial Aftermarket Products	247.5	218.5	180.2
Military Aftermarket Products	106.6	91.7	65.3
Total net sales	$1,048.9	$932.7	$789.3
Cost of sales	$631.8	$574.4	$495.2
Engineering, selling and administrative	$154.6	$149.3	$135.1
Operating profit	$262.5	$209.0	$159.0
Assets	$936.3	$896.2	$744.6
Backlog	$1,075.5	$863.8	$700.9
Operating margin	25.0%	22.4%	20.1%
2025 compared to 2024
Aerospace & Advanced Technologies sales increased $116.2 million, or 12.5%, to $1,048.9 million in 2025, primarily due to higher pricing and volumes of $114.6 million, or 12.3%. The commercial market and military market accounted for 61% and 39%, respectively, of total segment sales in 2025. Sales to OEM and aftermarket customers in 2025 were 66% and 34% of total segment sales, respectively.
•Sales of Commercial Original Equipment increased by $47.9 million, or 13.7%, to $397.3 million in 2025, reflecting strong demand from aircraft manufacturers.
•Sales of Military Original Equipment increased by $24.4 million, or 8.9%, to $297.5 million in 2025, reflecting strong demand from defense and space customers.
•Sales of Commercial Aftermarket Products increased by $29.0 million, or 13.3%, to $247.5 million in 2025, reflecting continued strong demand from airlines due to improving air traffic.
•Sales of Military Aftermarket Products increased by $14.9 million, or 16.2%, to $106.6 million in 2025, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
Cost of sales increased $57.4 million, or 10.0%, to $631.8 million in 2025 compared to 2024, primarily reflecting higher material, labor and other manufacturing costs, inclusive of tariffs of $56.4 million, or 9.8%, increased volumes and mix impacts of $31.8 million, or 5.5%, partially offset by strong productivity gains of $29.0 million, or 5.0%.
Engineering, selling, and administrative expense increased by $5.3 million, or 3.5%, to $154.6 million in 2025, primarily related to higher selling and administrative costs of $6.7 million, or 4.5%, offset by lower engineering costs of $1.6 million, or 1.1%.
Operating profit increased $53.5 million, or 25.6%, to $262.5 million in 2025, the increase primarily reflected higher volumes and strong net price, inclusive of tariffs and productivity gains of $65.0 million, or 31.1%, offset by unfavorable mix of $14.7 million, or 7.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PROCESS FLOW TECHNOLOGIES

(in millions, except %) For the year ended December 31,	2025	2024	2023
Net sales by product line:
Process Valves and Related Products	$947.6	$913.3	$811.3
Commercial Valves	147.4	137.9	116.4
Pumps and Systems	161.1	147.3	145.1
Total net sales	$1,256.1	$1,198.5	$1,072.8
Cost of sales	$700.4	$689.0	$615.9
Engineering, selling and administrative	$292.2	$269.2	$248.4
Operating profit	$263.5	$240.3	$208.5
Assets	$1,326.0	$1,265.0	$1,164.5
Backlog	$359.9	$376.4	$379.0
Operating margin	21.0%	20.1%	19.4%

2025 compared to 2024
Sales increased by 57.6 million, or 4.8%, to $1,256.1 million in 2025, primarily driven by the impact of the CryoWorks, and Technifab acquisitions of $29.1 million, or 2.4%, higher core sales of $18.1 million, or 1.5%, driven by higher pricing, and favorable foreign currency translation of $10.4 million, or 0.9%.
•Sales of Process Valves and Related Products increased by $34.3 million, or 3.8%, to $947.6 million in 2025, primarily driven by the impact of the CryoWorks and Technifab acquisitions of $29.1 million, or 3.2%, favorable foreign currency translation of $6.6 million, or 0.7%, and to a lesser extent offset by lower core sales of $1.4 million, or 0.2%, driven by lower volumes.
•Sales of Commercial Valves increased by $9.5 million, or 6.9%, to $147.4 million in 2025, primarily driven by increase in core sales of $5.4 million, or 3.9%, driven by higher pricing, and favorable foreign currency translation of $4.1 million, or 3.0%, as the British pound strengthened against the U.S. dollar.
•Sales of Pumps and Systems increased by $13.8 million, or 9.4%, to $161.1 million in 2025, reflecting an increase in core sales driven by higher pricing and volumes.
Cost of sales increased by $11.4 million, or 1.7%, to $700.4 million, reflecting higher material, labor and other manufacturing costs, inclusive of tariffs of $54.3 million, or 7.9%, the impact of the CryoWorks, and Technifab acquisitions of $19.8 million, or 2.9%, and unfavorable foreign currency translation of $6.1 million, or 0.9%, partially offset by lower volumes and mix impacts of $41.3 million, or 6%, strong productivity gains of $24.7 million, or 3.6%, and to a lesser extent cost savings of $2.8 million, or 0.4%.
Engineering, selling and administrative expense increased by $23.0 million, or 8.5%, to $292.2 million, reflecting an increase in administrative costs of $17.5 million, or 6.5%, primarily from investments in core businesses and the impact of the CryoWorks and Technifab acquisitions.
Operating profit increased by 23.2 million, or 9.7%, to $263.5 million in 2025. The increase is primarily due to strong net price, inclusive of tariffs and productivity gains of $31.2 million, or 13%, partially offset by the net impact of lower volumes and mix impacts of $12.2 million, or 5.1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE

(in millions) For the year ended December 31,	2025	2024		2023
Corporate expense	$(101.8)	$(93.5)		$(117.1)
Total Corporate expense	$(101.8)	$(93.5)	$—	$(117.1)
2025 compared to 2024
Total Corporate expense increased by $8.3 million, or 8.9%, in 2025, primarily reflecting higher transaction related expenses of $5.0 million, or 5.3%.
INTEREST AND MISCELLANEOUS INCOME, NET

(in millions) For the year ended December 31,	2025	2024	2023
Interest income	$11.2	$5.5	$5.1
Interest expense	$(11.3)	$(27.2)	$(22.7)
Miscellaneous income, net	$8.7	$4.4	$0.3
2025 compared to 2024
Interest expense decreased by $15.9 million, or 58.5%, resulting from the repayment of the 2023 Term facility during 2025. Miscellaneous income, net, increased $4.3 million, primarily related to the insurance proceeds received in connection with Hurricane Helene (see Note 13, “Commitment and Contingencies” for further detail).
INCOME TAX

(in millions, except %) For the year ended December 31,	2025	2024	2023
Income before tax — U.S.	$312.8	$207.0	$127.1
Income before tax — non-U.S.	120.0	131.5	106.0
Income before tax — worldwide	$432.8	$338.5	$233.1
Provision for income taxes	$101.1	$70.3	$57.2
Effective tax rate	23.4%	20.8%	24.5%
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
The One Big Beautiful Bill Act
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law. This legislation did not have a material impact on our income tax expense for the year ended December 31, 2025, and while the Company is continuing to evaluate the financial statement impact of these new provisions on future reporting periods it is not expected to have a material impact in 2026.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

(in millions) For the year ended December 31,	2025	2024	2023
Net cash provided by (used for):
Operating activities from continuing operations	$394.8	$257.8	$162.1
Investing activities from continuing operations	(48.1)	(230.0)	(128.8)
Financing activities from continuing and discontinued operations	838.8	(49.7)	(423.2)
Discontinued operations	213.6	11.8	58.3
Effect of exchange rate on cash, cash equivalents and restricted cash	24.0	(11.3)	3.6
Increase (decrease) in cash, cash equivalents and restricted cash	$1,423.1	$(21.4)	$(328.0)

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
The Company raised the annual dividend for 2026 by 11% to $1.02 per share.
Our current cash balance, together with cash we expect to generate from future operations and borrowing capacity available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund expected pension contributions.
In September 2025, we entered into a $900 million senior unsecured delayed draw term loan facility (the “Term Facility”), which matures on September 30, 2030, and a $900 million senior unsecured revolving facility (the “Revolving Facility”), which also matures on September 30, 2030. In December 2025, the Company borrowed $900 million under the Term Facility and an additional $250 million under the Revolving Facility. The borrowings under the Term Facility and Revolving Facility, along with cash on-hand, were used to fund the January 2026 acquisitions of Druck, Panametrics, Reuter-Stokes and optek-Danulat.
Operating Activities
Cash provided by operating activities from continuing operations, a key source of our liquidity, was $394.8 million in 2025, compared to $257.8 million in 2024. The increase in cash provided by operating activities from continuing operations was primarily driven by the $79.0 million increase in net income from continuing operations, adjusted for the exclusion of non-cash items and improved working capital of $60.7 million.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for capital expenditures and acquisitions of businesses. Cash used for investing activities from continuing operations was $48.1 million in 2025, compared to $230.0 million in 2024. The decrease in cash used for investing activities was primarily driven by the net cash paid of $197.4 million in the prior period for the acquisitions of Vian Enterprises, Inc., CryoWorks, Inc. and Technifab Products, Inc., partially offset by a $16.9 million increase in capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, repayments of indebtedness, proceeds from our Credit Facilities and proceeds from the issuance of common stock in connection with employee stock plans.
Cash provided by financing activities was $838.8 million in 2025, compared to cash used for financing activities of $49.7 million in 2024. The increase in cash provided by financing activities was driven by:
•$960.0 million increase in borrowings under our Term Facility and Revolving Facility; partially offset by
•$55.6 million increase in debt repayments;
•$6.0 million increase in dividend payments;
•$5.6 million increase in debt refinancing costs; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•$4.3 million increase in payments for taxes related to net share settlements of equity awards, net of proceeds from stock option exercises.
Financing Arrangements
Total net debt was $1,148.2 million and $247.0 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, our total debt to total capitalization ratio was 35.8%, computed as follows:

(in millions)
Total debt	$1,148.2
Equity	2,063.4
Capitalization	$3,211.6

Total indebtedness to capitalization	35.8%
See Item 8 under Note 14, “Financing,” in the Notes to Consolidated Financial Statements for details regarding our financing arrangements.
Credit Ratings
As of December 31, 2025, we have not sought a rating from the credit agencies, and we have no immediate plans to do so. Although the Company is currently unrated, we believe that we have adequate access to capital through the bank market and our current Revolving Credit Facility.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our short-term and long-term debt agreements and rent payments required under operating lease agreements from continuing operations. The following table summarizes our fixed cash obligations as of December 31, 2025:

	Payment due by Period
(in millions)	Total	2026	2027	2028	2029	2030	2031 and after
Debt (a)	$1,150.0	$—	$22.5	$45.0	$45.0	$1,037.5	$—
Operating lease payments	83.5	17.7	16.7	12.6	8.8	6.6	21.1
Purchase obligations	326.4	297.9	12.1	0.7	0.2	0.3	15.2
Pension and postretirement benefits (b)	526.8	54.0	54.4	55.6	52.7	52.6	257.5
Other long-term liabilities reflected on Consolidated Balance Sheets (c)	—	—	—	—	—	—	—
Total	$2,086.7	$369.6	$105.7	$113.9	$106.7	$1,097.0	$293.8
(a) Debt includes scheduled principal payments and borrowings under our Revolving Facility.
(b) Pension benefits are primarily funded by the respective pension trusts. Pension benefits are included through 2035.
(c) As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term environmental liability of $5.1 million, gross unrecognized tax benefits of $10.3 million and related gross interest and penalties of $3.2 million.

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
For 2026, we expect total sales growth in the low-to-mid 20%s, driven by the Druck, Panametrics, Reuter-Stokes, and optek-Danulat acquisitions, as well as mid-single digit core sales growth and a slight foreign exchange benefit. We expect an improvement in operating profit driven primarily by productivity benefits and operating leverage on higher volumes, lower transaction related expenses, higher pricing net of inflation and contributions from the Druck, Panametrics, Reuter-Stokes, and optek-Danulat acquisitions.
Aerospace & Advanced Technologies
In 2026, we expect Aerospace & Advanced Electronics sales to increase in the low to mid 20% range driven by high-single digit core sales growth, a low-to-mid-teen percentage contribution from the Druck acquisition and a slight benefit from favorable foreign exchange.
We expect a substantial improvement in our commercial OEM business driven by higher aircraft build rates, and increased demand for our military OEM business driven by continued global geopolitical uncertainty. We also expect growth in our commercial and military aftermarket businesses driven by continued high utilization of aircraft, but at decelerating rates compared to 2024 and 2025 reflecting increasingly challenging year-over-year comparisons.
We expect segment operating profit to increase compared to 2025 due to higher volumes, positive net price and the contribution from the Druck acquisition. However, we expect operating margin to decline modestly compared to 2025 driven by the dilutive impact of the above-mentioned acquisitions.
Process Flow Technologies
In 2026, we expect Process Flow Technologies sales to increase in the low-to-mid 20%s driven by flat-to-low single digit core sales growth, a low-20% contribution from the Panametrics, Reuter-Stokes, and optek-Danulat acquisitions, as well as a 1% benefit from foreign exchange.
We expect core sales to be driven by demand in the pharmaceutical, water and waste-water and cryogenic markets offset by ongoing sluggishness in the chemical markets.
We expect segment operating profit to increase compared to 2025 due primarily to the contribution from the Panametrics, Reuter-Stokes, and optek-Danulat acquisitions. However, we expect operating margin to decline modestly compared to 2025 driven primarily by the dilutive impact of the acquisitions.

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

Revenue Recognition. We primarily generate revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms agreed with our customers.
Certain products however, are customized or sold directly to the U.S. government or indirectly to the U.S. government through subcontracts. In these cases, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most accurate depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated monthly. In 2025, the Company recognized approximately $109.1 million in revenue over time related to contracts in progress as of December 31, 2025, or 4.7% of total sales.
These estimates are subject to uncertainties and require judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2025, 2024 or 2023 was material to the Consolidated Statement of Operations for such annual periods.
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
Goodwill and Other Intangible Assets. As of December 31, 2025, we had $683.9 million of goodwill and $149.5 million of net intangible assets, of which $22.9 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2024, we had $661.6 million of goodwill and $159.9 million of net intangible assets, of which $21.4 million were intangibles with indefinite useful lives, consisting of trade names.
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2025, we had three reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, was 9.0%. reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions.
There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. To evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2025, 2024 or 2023.
As stated above, intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Environmental. For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2025 is substantially all for the former manufacturing site in Goodyear, Arizona (the "Goodyear Site"). Estimates of our environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider our prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, our environmental specialists. Estimates at the Goodyear Site have been subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. During the fourth quarter of 2019, we received conceptual agreement from the EPA on an alternative remediation strategy which was expected to further reduce the contaminant plume. Accordingly, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The total estimated gross liability was $12.9 million and $16.4 million as of December 31, 2025 and 2024, respectively.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. We have recorded a receivable of $2.3 million and $3.0 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as of December 31, 2025 and 2024, respectively.
Pension Plans. In the United States, we sponsor a defined benefit pension plan that covers approximately 10% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans cover approximately 10% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.
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
The net periodic pension cost was $8.7 million, $4.3 million and $11.2 million in 2025, 2024 and 2023, respectively. The net periodic pension cost increased in 2025 compared to 2024, primarily driven by lower expected return on assets and higher

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
interest costs for both U.S. and Non U.S. Plans. Employer cash contributions were $16.5 million, $16.6 million and $18.1 million in 2025, 2024 and 2023, respectively.
Holding all other factors constant, a decrease in the expected long-term rate of return on plan assets by 0.25 percentage points would have increased 2025 pension expense by $1.1 million for U.S. pension plans and $0.6 million for non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to determine net periodic pension cost by 0.25 percentage points would have increased 2025 pension expense by less than $0.1 million for U.S. pension plans and $0.1 million for non-U.S. pension plans.
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
Total net debt outstanding was $1,148.2 million as of December 31, 2025. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to;

(a) adjusted term SOFR for the applicable interest period plus a margin ranging from 1.50% to 2.25% or

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
•As of December 31, 2025, a hypothetical 1% increase in prevailing interest rates would increase our variable rate interest expense by approximately $11.5 million.
•Based on a sensitivity analysis as of December 31, 2025, a 10% change in the foreign currency exchange rates for the year ended December 31, 2025 would have impacted our net earnings by approximately $8.6 million, due primarily to the British pound and euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2025, and issued their related attestation report which is included herein.

/s/ Max H. Mitchell
Max H. Mitchell
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard A. Maue
Richard A. Maue
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Section 302 certifications of the Company’s Chief Executive Officer and its Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Crane Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crane Company and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue – Over-Time Basis — Refer to Note 1 to the financial statements

Audit Matter Description

The Company recognizes revenue as they fulfill their performance obligations and transfer control of products to their customers. The Company has certain revenue contracts with the U.S. government or indirectly to the U.S. government through subcontracts. The clauses of those contracts stipulate that any amounts included in work-in-progress are the property of the U.S. government as they own any work-in progress as the contracted product is being built. The Company uses the cost-to-cost method of determining their progress, measuring progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. In 2025, the Company recognized approximately $109.1 million in revenue over time related to contracts in progress as of December 31, 2025.

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

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2026

We have served as the Company's auditor since 1979.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2025	2024	2023
Net sales	$2,305.0	$2,131.2	$1,862.1
Operating costs and expenses:
Cost of sales	1,332.2	1,263.4	1,111.1
Engineering, selling and administrative	548.6	512.0	500.6
Operating profit	424.2	355.8	250.4
Other income (expense):
Interest income	11.2	5.5	5.1
Interest expense	(11.3)	(27.2)	(22.7)
Miscellaneous income, net	8.7	4.4	0.3
Total other income (expense), net	8.6	(17.3)	(17.3)
Income from continuing operations before income taxes	432.8	338.5	233.1
Provision for income taxes	101.1	70.3	57.2
Net income from continuing operations attributable to common shareholders	331.7	268.2	175.9
Income from discontinued operations, net of tax (Note 3)	34.9	26.5	80.0
Net income attributable to common shareholders	$366.6	$294.7	$255.9

Earnings per basic share:
Earnings per basic share from continuing operations	$5.77	$4.69	$3.10
Earnings per basic share from discontinued operations	0.61	0.46	1.41
Earnings per basic share	$6.38	$5.15	$4.51

Earnings per diluted share:
Earnings per diluted share from continuing operations	$5.66	$4.60	$3.06
Earnings per diluted share from discontinued operations	0.60	0.45	1.39
Earnings per diluted share	$6.26	$5.05	$4.45

Average shares outstanding:
Basic	57.5	57.2	56.7
Diluted	58.6	58.3	57.5
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in millions)	2025	2024	2023
Net income attributable to common shareholders	$366.6	$294.7	$255.9
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	51.4	(30.6)	20.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	30.5	26.5	10.0
Other comprehensive income (loss), net of tax	81.9	(4.1)	30.7
Comprehensive income before allocation to noncontrolling interests	448.5	290.6	286.6
Less: Noncontrolling interests in comprehensive income	—	(0.2)	(0.1)
Comprehensive income attributable to common shareholders	$448.5	$290.8	$286.7
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	Balance as of December 31,
(in millions, except shares and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$506.5	$306.7
Restricted cash	1,223.3	—
Accounts receivable, net	358.7	339.1
Inventories, net	376.5	380.4
Other current assets	106.4	159.1
Current assets held for sale	—	217.9
Total current assets	2,571.4	1,403.2
Property, plant and equipment, net	278.8	261.3
Long-term deferred tax assets	3.5	11.2
Intangible assets, net	149.5	159.9
Goodwill	683.9	661.6
Other assets	166.3	144.7
Total assets	$3,853.4	$2,641.9

Liabilities and equity
Current liabilities:
Accounts payable	189.6	188.2
Accrued liabilities	269.3	303.2
U.S. and foreign taxes on income	6.3	7.9
Current liabilities held for sale	—	44.1
Total current liabilities	465.2	543.4
Long-term debt	1,148.2	247.0
Accrued pension, postretirement benefits and post-employment benefits	43.0	69.6
Long-term deferred tax liability	45.9	34.8
Other liabilities	87.7	106.1
Commitments and contingencies (Note 13)
Equity:
Common shares, par value $1.00; 66,475,307 shares authorized; 57,607,816 and 57,290,198 shares issued and outstanding in 2025 and 2024, respectively	57.6	57.3
Capital surplus	452.0	425.5
Retained earnings	1,531.5	1,217.8
Accumulated other comprehensive income (loss)	20.0	(61.9)
Total shareholders’ equity	2,061.1	1,638.7
Noncontrolling interest	2.3	2.3
Total equity	2,063.4	1,641.0
Total liabilities and equity	$3,853.4	$2,641.9
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2025	2024	2023
Operating activities:
Net income attributable to common shareholders	$366.6	$294.7	$255.9
Less: Income from discontinued operations, net of tax	34.9	26.5	80.0
Net income from continuing operations attributable to common shareholders	331.7	268.2	175.9
Depreciation and amortization	50.2	51.0	35.4
Stock-based compensation expense	27.2	25.6	25.8
Defined benefit plans and postretirement cost	8.4	3.2	8.9
Deferred income tax benefit	(2.1)	(11.6)	(18.7)
Cash provided by (used for) operating working capital	8.9	(51.8)	(51.3)
Defined benefit plans and postretirement contributions	(16.9)	(17.0)	(18.3)
Environmental payments, net of reimbursements	(2.9)	(4.2)	(3.9)
Other	(9.7)	(5.6)	8.3
Total provided by operating activities from continuing operations	394.8	257.8	162.1
Investing activities:
Payments for acquisitions - net of cash acquired and working capital adjustments	(0.2)	(200.5)	(90.5)
Capital expenditures	(53.5)	(36.6)	(39.0)
Proceeds from insurance recoveries for damaged property, plant and equipment	5.1	1.0	—
Other investing activities	0.5	6.1	0.7
Total used for investing activities from continuing operations	(48.1)	(230.0)	(128.8)
Financing activities:
Dividends paid	(52.9)	(46.9)	(57.3)
Net (payments) proceeds related to employee stock plans	(5.2)	(0.9)	21.8
Debt refinancing costs	(5.6)	—	(9.0)
Proceeds from debt	1,150.0	190.0	300.0
Proceeds from term facility of discontinued operations	—	—	350.0
Repayments of debt	(247.5)	(191.9)	(450.6)
Distribution of Crane NXT, Co.	—	—	(578.1)
Total provided by (used for) financing activities from continuing and discontinued operations	838.8	(49.7)	(423.2)
Discontinued Operations:
Total provided by operating activities	—	15.0	66.1
Total used for investing activities	213.6	(3.2)	(7.8)
Increase in cash, cash equivalents and restricted cash from discontinued operations	213.6	11.8	58.3
Effect of exchange rate on cash, cash equivalents and restricted cash	24.0	(11.3)	3.6
Increase (decrease) in cash, cash equivalents and restricted cash	1,423.1	(21.4)	(328.0)
Cash, cash equivalents and restricted cash at beginning of period (a)	306.7	329.6	657.6
Cash, cash equivalents and restricted cash at end of period	1,729.8	308.2	329.6
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	1.5	—
Cash, cash equivalents and restricted cash of continuing operations at end of period	1,729.8	306.7	329.6
Less: Restricted cash	1,223.3	—	—
Cash and cash equivalents of continuing operations at end of period	$506.5	$306.7	$329.6
(a) 2024 and 2023 Includes cash and cash equivalents of discontinued operations.

	For the year ended December 31,
(in millions)	2025	2024	2023
Detail of cash provided by (used for) operating working capital from continuing operations:
Accounts receivable	$(13.4)	$(32.1)	$(23.7)
Inventories	11.3	(21.2)	(42.1)
Other current assets	47.1	(54.3)	39.2
Accounts payable	2.9	23.8	(1.9)
Accrued liabilities	(44.9)	39.0	5.5
U.S. and foreign taxes on income	5.9	(7.0)	(28.3)
Total	$8.9	$(51.8)	$(51.3)

Supplemental disclosure of cash flow information:
Interest paid	$7.8	$24.4	$20.3
Income taxes paid	$96.5	$88.9	$110.5
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2022	72.4	$373.8	$2,822.8	$(503.3)	$(864.3)	$1,901.4	$2.6	$1,904.0
Net income	—	—	255.9	—	—	255.9	—	255.9
Cash dividends ($1.01 per share)	—	—	(57.3)	—	—	(57.3)	—	(57.3)
Exercise of stock options	0.2	8.8	—	—	19.8	28.8	—	28.8
Stock-based compensation	—	19.0	—	—	—	19.0	—	19.0
Impact from settlement of share-based awards, net of shares acquired	—	(3.4)	—	—	(3.6)	(7.0)	—	(7.0)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	10.0	—	10.0	—	10.0
Currency translation adjustment	—	—	—	20.8	—	20.8	(0.1)	20.7
Capital effect of spin-off	(15.7)	—	(832.4)	—	848.1	—	—	—
Distribution of Crane NXT, Co. (Note 1)	—	—	(1,228.3)	414.5	—	(813.8)	—	(813.8)
BALANCE DECEMBER 31, 2023	56.9	$398.2	$960.7	$(58.0)	$—	$1,357.8	$2.5	$1,360.3
Net income	—	—	294.7	—	—	294.7	—	294.7
Cash dividends ($0.82 per share)	—	—	(46.9)	—	—	(46.9)	—	(46.9)
Exercise of stock options	0.2	10.3	—	—	—	10.5	—	10.5
Stock-based compensation	—	22.5	—	—	—	22.5	—	22.5
Impact from settlement of share-based awards, net of shares acquired	0.2	(11.6)	—	—	—	(11.4)	—	(11.4)
Impact from settlement of liability PRSUs (Note 8)	—	6.1	—	—	—	6.1	—	6.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	26.5	—	26.5	—	26.5
Currency translation adjustment	—	—	—	(30.4)	—	(30.4)	(0.2)	(30.6)
Distribution of Crane NXT, Co. (Note 1)	—	—	9.3	—	—	9.3	—	9.3
BALANCE DECEMBER 31, 2024	57.3	$425.5	$1,217.8	$(61.9)	$—	$1,638.7	$2.3	$1,641.0
Net income	—	—	366.6	—	—	366.6	—	366.6
Cash dividends ($0.92 per share)	—	—	(52.9)	—	—	(52.9)	—	(52.9)
Exercise of stock options	0.2	9.3	—	—	—	9.5	—	9.5
Stock-based compensation	—	26.3	—	—	—	26.3	—	26.3
Impact from settlement of share-based awards, net of shares acquired	0.1	(14.8)	—	—	—	(14.7)	—	(14.7)
Impact from settlement of liability PRSUs (Note 8)	—	5.7	—	—	—	5.7	—	5.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	30.5	—	30.5	—	30.5
Currency translation adjustment	—	—	—	51.4	—	51.4	—	51.4
BALANCE DECEMBER 31, 2025	57.6	$452.0	$1,531.5	$20.0	$—	$2,061.1	$2.3	$2,063.4
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Significant Accounting Policies
Nature of Operations
Crane Company has delivered innovation and technology-led solutions for customers since its founding in 1855. Today, Crane is a leading manufacturer of highly engineered components for challenging, mission-critical applications focused on the aerospace, defense, space and process industry end markets. The Company has two reporting segments: Aerospace & Advanced Technologies and Process Flow Technologies. See Note 4, “Segment Information” for the relative size of these segments in relation to the total company (both net sales and total assets).
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

In connection with the Separation on April 3, 2023, Crane Holdings, Co., which was renamed “Crane NXT, Co.,” and Crane Company entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement and an intellectual property matters agreement. These agreements provide for the allocation between Crane NXT, Co. and Crane Company of assets, employees, liabilities and obligations (including property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the consummation of the Separation and govern certain relationships between Crane NXT, Co. and Crane Company after the Separation. The tax matter agreement includes to a limited extent, indemnifying Crant NXT, Co. for uncertain tax benefits which are attributable to the Company’s business. Such total liability amounts are included in other liabilities on our Consolidated Balance Sheets and were $1.9 million and $3.1 million as of December 31, 2025 and 2024, respectively.

The Company recorded $1.3 million and $5.0 million of income within Miscellaneous income, net related to such agreements including a reduction of the indemnification liability resulting from the expiration of statute of limitations on certain tax positions, for the years ended December 31, 2025 and 2024, respectively. The Company had a receivable of $0.2 million as of December 31, 2025 and $2.0 million as of December 31, 2024, related to the transition services agreement and tax matters agreement. Additionally, as part of the Separation, to a limited extent, the Company has agreed to indemnify Crane NXT, Co. for uncertain tax benefits, which are attributable to the Company’s business.

On April 3, 2023, prior to the consummation of the Separation, the Board of Directors of Crane Company declared and paid a one-time cash dividend in the amount of $275 million to Crane Holdings, Co., its sole stockholder at that time, as part of establishing the capital structure at Crane NXT, Co.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Separation, we distributed net assets of $804.5 million through equity, including the cash dividend of $275 million and $303 million in cash balances. The net assets distributed includes an adjustment of$9.3 million recorded in the year ended December 31, 2024, to correct the amount previously recognized at the time of the Distribution.

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
We primarily generate revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated on a monthly basis. In 2025, the Company recognized approximately $109.1 million in revenue over time related to contracts in progress as of December 31, 2025.

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
Engineering, Selling, and Administrative Expenses. Engineering, selling, and administrative expenses are recognized as incurred. Such expenses include the costs of promoting and selling products and include such items as compensation, advertising, sales commissions and travel. Also included are costs related to compensation for other operating activities such as executive office administrative and engineering functions, as well as general operating expenses such as office supplies, non-income taxes, insurance and office equipment rentals.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(in millions, except per share data) For the year ended December 31,	2025	2024	2023
Net income from continuing operations attributable to common shareholders	$331.7	$268.2	$175.9
Income from discontinued operations, net of tax (Note 3)	34.9	26.5	80.0
Net income attributable to common shareholders	$366.6	$294.7	$255.9

Average basic shares outstanding	57.5	57.2	56.7
Effect of dilutive share-based awards	1.1	1.1	0.8
Average diluted shares outstanding	58.6	58.3	57.5

Earnings per basic share:
Earnings per basic share from continuing operations	$5.77	$4.69	$3.10
Earnings per basic share from discontinued operations	0.61	0.46	1.41
Earnings per basic share	$6.38	$5.15	$4.51

Earnings per diluted share:
Earnings per diluted share from continuing operations	$5.66	$4.60	$3.06
Earnings per diluted share from discontinued operations	0.60	0.45	1.39
Earnings per diluted share	$6.26	$5.05	$4.45
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During 2025, 2024 and 2023, the number of stock options excluded from the computation was 0.2 million, 0.2 million and 0.4 million, respectively.
Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Cash. Restricted cash consists of funds held in an escrow account related to the acquisition of Druck, Panametrics, and Reuter-Stokes brands (see Note 16, “Subsequent Events” for further information). We present cash and cash equivalents separately from restricted cash within our consolidated balance sheets. However, we include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. A reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet follows:

(in millions) For the year ended December 31,	2025	2024	2023
Cash and cash equivalents	$506.5	$306.7	$329.6
Restricted Cash	1,223.3	—	—
Total cash, cash equivalents and restricted cash	$1,729.8	$306.7	$329.6
Accounts Receivable, Net. Accounts receivable are carried at net realizable value. The allowance for doubtful accounts was $8.4 million and $8.7 million as of December 31, 2025 and 2024, respectively. The allowance for doubtful accounts activity was not material to our financial results for the years ended December 31, 2025 and 2024. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of our customer base and their dispersion across different businesses. We periodically evaluate the financial strength of our customers and believe that our credit risk exposure is limited.
Inventories, net. Inventories consist of the following:

(in millions) December 31,	2025	2024
Finished goods	$58.6	$64.2
Work in process	106.6	102.1
Raw materials	211.3	214.1
Total inventories, net	$376.5	$380.4
Inventories, net include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value. Domestic inventories are stated at either the lower of cost or net realizable value using the last-in, first-out (“LIFO”) method or the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have increased cost of sales by $4.6 million, $4.0 million and $4.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The portion of inventories costed using the LIFO method was 53.6% and 52.6% of consolidated inventories as of December 31, 2025, and 2024, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $33.6 million and $29.0 million as of December 31, 2025 and 2024, respectively. The reserve for excess and obsolete inventory was $93.1 million and $81.2 million as of December 31, 2025, and 2024, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property, Plant and Equipment, net. Property, plant and equipment, net consists of the following:

(in millions) December 31,	2025	2024
Land	$46.2	$43.8
Buildings and improvements	176.4	156.2
Machinery and equipment	523.4	482.9
Gross property, plant and equipment	746.0	682.9
Less: accumulated depreciation	467.2	421.6
Property, plant and equipment, net	$278.8	$261.3
Property, plant and equipment is stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and three to 10 years for machinery and equipment. Depreciation expense was $36.4 million, $33.4 million and $29.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Goodwill and Other Intangible Assets. Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no other events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2025, we had three reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, was 9.0% reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. No impairment charges have been required during the years ended December 31, 2025, 2024 or 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes to goodwill are as follows:

(in millions)	Aerospace & Advanced Technologies (a)	Process Flow Technologies (b) (c)	Total
Balance as of December 31, 2023	$202.4	$374.0	$576.4
Acquisition	46.2	50.3	96.5
Currency translation	(0.1)	(11.2)	(11.3)
Balance as of December 31, 2024	$248.5	$413.1	$661.6
Acquisition	—	0.2	0.2
Currency translation	0.1	22.0	22.1
Balance as of December 31, 2025	$248.6	$435.3	$683.9

(a) For the year ended December 31, 2024, adjustments within the Aerospace & Advanced Technologies segment of $46.2 million relate to the acquisition of Vian. See Note 2 for further information.
(b) For the year ended December 31, 2024, adjustments within the Process Flow Technologies segment of $50.3 million relate to the acquisitions of Technifab and CryoWorks. See Note 2 for further information.

(c )For the year ended December 31, 2025, adjustments within the Process Flow Technologies segment of $0.2 million relate to the acquisition of Technifab. See Note 2 for further information.
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
As of December 31, 2025, we had $149.5 million of net intangible assets, of which $22.9 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2024, we had $159.9 million of net intangible assets, of which $21.4 million were intangibles with indefinite useful lives, consisting of trade names.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes to intangible assets are as follows:

(in millions) December 31,	2025	2024	2023
Balance at beginning of period, net of accumulated amortization	$159.9	$87.1	$70.7
Additions (a) (b)	—	92.4	21.1
Amortization expense	(13.8)	(17.6)	(6.1)
Currency translation and other	3.4	(2.0)	1.4
Balance at end of period, net of accumulated amortization	$149.5	$159.9	$87.1

(a) For the year ended December 31, 2024, additions of $92.4 million relate to the acquisitions of Vian, CryoWorks and Technifab. See Note 2 for further information.
(b) For the year ended December 31, 2023, additions of $21.1 million relate to the acquisition of BAUM. See Note 2 for further information.
A summary of intangible assets follows:

(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2025			December 31, 2024
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.4	$82.0	$44.8	$37.2	$79.8	$42.4	$37.4
Customer relationships and backlog	20.5	194.6	83.8	110.8	191.0	70.2	120.8
Drawings	40.0	11.1	10.9	0.2	11.1	10.8	0.3
Other	25.9	38.4	37.1	1.3	37.9	36.5	1.4
Total	20.8	$326.1	$176.6	$149.5	$319.8	$159.9	$159.9
Future amortization expense associated with intangibles is expected to be:

Year	(in millions)
2026	$12.2
2027	$11.4
2028	$10.2
2029	$10.2
2030	$10.2
2031 and after	$72.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive (Loss) Income
The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2022	(271.9)	(231.4)	$(503.3)
Other comprehensive (loss) income before reclassifications	(1.6)	20.8	19.2
Amounts reclassified from accumulated other comprehensive loss	11.6	—	11.6
Net period other comprehensive income	10.0	20.8	30.8
Distribution of Crane NXT, Co.	(8.9)	423.4	414.5
Balance as of December 31, 2023	(270.8)	212.8	(58.0)
Other comprehensive income (loss) before reclassifications	14.5	(30.4)	(15.9)
Amounts reclassified from accumulated other comprehensive loss	12.0	—	12.0
Net period other comprehensive income	26.5	(30.4)	(3.9)
Balance as of December 31, 2024	(244.3)	182.4	(61.9)
Other comprehensive income before reclassifications	19.7	51.4	71.1
Amounts reclassified from accumulated other comprehensive loss	10.8	—	10.8
Net period other comprehensive income	30.5	51.4	81.9
Balance as of December 31, 2025	$(213.8)	$233.8	$20.0

(a) Net of tax benefit of $83.3 million, $94.2 million and $103.0 million for 2025, 2024, and 2023, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2025, 2024 and 2023. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on the Consolidated Statements of Operations.

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Loss
December 31,	2025	2024	2023
Amortization of pension items:
Prior service costs	$0.7	$0.7	$0.7
Net loss	14.2	15.1	15.5
Amortization of postretirement items:
Prior service costs(a)	—	—	(0.3)
Net gain(b)	(0.4)	(0.4)	(0.3)
Total before tax	$14.5	$15.4	$15.6
Tax impact	3.7	3.4	4.0
Total reclassifications for the period	$10.8	$12.0	$11.6

(a) Includes charges from discontinued operations of $0.3 million in 2023.
(b) Includes net activity from discontinued operations of $0.1 million in 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements - Not Yet Adopted as of December 31, 2025
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, ASU 2024-03 should be applied on a prospective basis while retrospective application is permitted. We are currently evaluating this guidance to determine the impact on our disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.
Recent Accounting Pronouncements - Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). The amendments are effective for fiscal years beginning after December 15, 2024 and may be applied prospectively or retrospectively. We have prospectively adopted this guidance, which did not have an impact on our financial statements, although it did result in expanded income tax-related disclosures, which are included in Note 10 “Income Taxes” to our consolidated financial statements.
The Company considered the applicability and impact of all other Accounting Standards Updates issued by the Financial Accounting Standards Board (“FASB”) and determined them to be either not applicable or are not expected to have a material impact on the Company's Consolidated Statement of Operations, Balance Sheets and Cash Flows.
Note 2 – Acquisitions
Technifab Acquisition
On November 1, 2024, the Company completed the acquisition of Technifab Products, Inc. (“Technifab”) for $38.8 million on a cash-free and debt-free basis. During the first quarter of 2025, the Company paid $0.2 million to the seller related to a final working capital adjustment
Technifab is a leading provider of vacuum insulated pipe systems and valves for cryogenic applications. Technifab has been integrated into the Process Flow Technologies segment. The amount allocated to goodwill reflects the expected cost synergies. Goodwill from this acquisition is not deductible for tax purposes.

Net assets acquired (in millions)
Total current assets	$6.1
Property, plant and equipment	5.9
Intangible assets	15.0
Goodwill	19.4
Total assets acquired	$46.4

Total current liabilities	$2.8
Other liabilities	4.6
Total assumed liabilities	$7.4
Net assets acquired	$39.0

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
Vian is a global designer and manufacturer of multi-stage lubrication pumps and lubrication system components technology for critical aerospace and defense applications with sole-sourced and proprietary content on commercial and military aircraft platforms. Vian has been integrated into the Aerospace & Advanced Technologies segment. The amount allocated to goodwill reflects the expected cost synergies. Goodwill from this acquisition is not deductible for tax purposes.

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
Effective January 1, 2025, the Company completed the transaction for approximately $208.0 million on a cash-free and debt-free basis. During the second quarter of 2025, the Company received $7.8 million related to a final working capital adjustment.
The following represents financial results from Engineered Materials included in discontinued operations:

	For the year ended December 31,
(in millions)	2025	2024	2023
Net sales	$—	$200.0	$224.3
Cost of sales	—	152.7	170.5
Engineering, selling and administrative	—	20.6	20.4
Operating profit	$—	$26.7	$33.4
Gain on sale of business	43.5	—	—
Miscellaneous (expense) income, net	—	(0.8)	0.5
Income from discontinued operations	$43.5	$25.9	$33.9
Provision for (benefit from) income taxes	8.6	(0.6)	6.0
Income from discontinued operations, net of tax	$34.9	$26.5	$27.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The major categories of assets and liabilities included in assets of discontinued operations and liabilities of discontinued operations are as follows:

(in millions)	December 31, 2024
Assets:
Cash and Cash Equivalents	$1.5
Accounts receivable, net	9.2
Inventories, net	8.1
Other current assets	1.4
Property, plant and equipment, net	25.3
Other assets	0.4
Intangible assets, net	0.7
Goodwill	171.3
Current assets held for sale (a)	$217.9

Liabilities:
Accounts payable	16.8
Accrued liabilities	7.9
Long-term deferred tax liability	19.2
Other liabilities	0.2
Current liabilities held for sale (a)	$44.1

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
The following represents financial results from Payment & Merchandising Technologies included in discontinued operations:

	For the year ended December 31,
(in millions)	2025	2024	2023
Net sales	$—	$—	$329.1
Cost of sales	—	—	174.4
Engineering, selling and administrative	—	—	80.0
Operating profit	—	—	74.7
Other expense, net	—	—	(11.2)
Income from discontinued operations	—	—	63.5
Income tax provision	—	—	11.4
Income from discontinued operations, net of tax	$—	$—	$52.1

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
The Company’s segments maintain separate financial information. The Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, uses forecast-to-actual variances and year-over-year variances on a monthly basis when assessing segment performance and forecasts in deciding how to allocate resources among the segments. The CODM evaluates the performance of the Company’s segments based on operating profit. We currently have two reporting segments: Aerospace & Advanced Technologies and Process Flow Technologies.
A brief description of each of our current segments is as follows:
Aerospace & Advanced Technologies
The Aerospace & Advanced Technologies segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace, and the military aerospace, defense and space markets. Its brands have decades of proven experience, and in many cases invented the critical technologies in their respective markets. The business designs and delivers proven systems, reliable components, and flexible power solutions that excel in tough and mission-critical environments. Products and services are organized into six integrated solutions: Sensing Components & Systems, Electrical Power Solutions, Fluid Management Solutions, Landing & Control Systems, and Microwave Solutions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below:

(in millions) December 31,	2025	2024	2023
Net Sales:
Aerospace & Advanced Technologies	$1,048.9	$932.7	$789.3
Process Flow Technologies	1,256.1	1,198.5	1,072.8
TOTAL NET SALES	$2,305.0	$2,131.2	$1,862.1

Cost of Sales:
Aerospace & Advanced Technologies	$631.8	$574.4	$495.2
Process Flow Technologies	700.4	689.0	615.9
TOTAL COST OF SALES	$1,332.2	$1,263.4	$1,111.1

Engineering, selling and administrative:
Aerospace & Advanced Technologies	$154.6	$149.3	$135.1
Process Flow Technologies	292.2	269.2	248.4
Corporate	101.8	93.5	117.1
TOTAL ENGINEERING, SELLING AND ADMINISTRATIVE	$548.6	$512.0	$500.6

Operating profit:
Aerospace & Advanced Technologies	$262.5	$209.0	$159.0
Process Flow Technologies	263.5	240.3	208.5
Corporate	(101.8)	(93.5)	(117.1)
TOTAL OPERATING PROFIT	$424.2	$355.8	$250.4

Capital expenditures:
Aerospace & Advanced Technologies	$20.9	$10.6	$9.7
Process Flow Technologies	32.6	26.0	29.1
Corporate	—	—	0.2
TOTAL CAPITAL EXPENDITURES	$53.5	$36.6	$39.0

Depreciation and amortization:
Aerospace & Advanced Technologies	$17.8	$22.3	$13.9
Process Flow Technologies	32.3	28.6	21.4
Corporate	0.1	0.1	0.1
TOTAL DEPRECIATION AND AMORTIZATION	$50.2	$51.0	$35.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net sales by geographic region:

(in millions) December 31,	2025	2024	2023
Net sales (a)
United States	$1,368.8	$1,210.0	$1,052.4
Canada	76.2	72.8	65.3
United Kingdom	149.1	137.7	120.3
Continental Europe	390.1	390.9	325.6
Other international	320.8	319.8	298.5
TOTAL NET SALES	$2,305.0	$2,131.2	$1,862.1

(a) Net sales by geographic region are based on the destination of the sale.
Balance sheet items by reportable segment is set forth below:

(in millions) December 31,	2025	2024
Goodwill:
Aerospace & Advanced Technologies	$248.6	$248.5
Process Flow Technologies	435.3	413.1
TOTAL GOODWILL	$683.9	$661.6

Assets:
Aerospace & Advanced Technologies	$936.3	$896.2
Process Flow Technologies	1,326.0	1,265.0
Corporate(a)	1,591.1	262.8
Assets held for sale	—	217.9
TOTAL ASSETS	$3,853.4	$2,641.9

(a) For the year ended December 31, 2025, Corporate Assets include $1,223.3 million restricted cash.
Long-lived assets by geographic region:

(in millions) December 31,	2025	2024
Long-lived assets (a)
United States	$188.1	$180.2
Europe	102.4	90.9
Other international	46.1	49.6
Corporate	7.0	9.7
TOTAL LONG-LIVED ASSETS	$343.6	$330.4

(a) Long-lived assets, net by geographic region are based on the location of the business unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

(in millions) December 31,	2025	2024	2023
Aerospace & Advanced Technologies
Commercial Original Equipment	$397.3	$349.4	$291.4
Military Original Equipment	297.5	273.1	252.4
Commercial Aftermarket Products	247.5	218.5	180.2
Military Aftermarket Products	106.6	91.7	65.3
Total Aerospace & Advanced Technologies	$1,048.9	$932.7	$789.3

Process Flow Technologies
Process Valves and Related Products	$947.6	$913.3	$811.3
Commercial Valves	147.4	137.9	116.4
Pumps and Systems	161.1	147.3	145.1
Total Process Flow Technologies	$1,256.1	$1,198.5	$1,072.8

Total Net Sales	$2,305.0	$2,131.2	$1,862.1
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of December 31, 2025, backlog was $1,435.4 million. We expect to recognize approximately 81% of our remaining performance obligations as revenue in 2026, an additional 15% by 2027 and the balance thereafter.
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

(in millions) December 31,	2025	2024
Contract assets	$71.7	$65.7
Contract liabilities	$46.0	$36.3
During 2025 we recognized revenue of $33.7 million related to contract liabilities as of December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Research and Development
Research and development costs are expensed when incurred and are included in “Engineering, Selling, and administrative” in our Consolidated Statements of Operations.

(in millions) December 31,	2025	2024	2023
Research and Development Costs	$47.8	$46.1	$54.8

Note 7 – Pension and Postretirement Benefits
Pension Plan
In the United States, we sponsor a defined benefit pension plan that covers approximately 10% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans cover approximately 10% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.
Postretirement Plans
Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements.
A summary of the projected benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$693.4	$759.3	$2.5	$3.0
Service cost	3.5	3.6	—	—
Interest cost	35.1	34.5	0.1	0.1
Amendments	0.7	0.2	—	—
Actuarial (gain) loss	(1.4)	(51.5)	0.2	(0.2)
Settlements	(0.1)	(0.5)	—	—
Benefits paid	(47.5)	(45.3)	(0.4)	(0.4)
Foreign currency exchange and other	17.8	(6.3)	—	—
Curtailment and settlement loss from discontinued operations	—	0.3	—	—
Administrative expenses paid	(0.6)	(0.9)	—	—
Benefit obligation at end of year	$700.9	$693.4	$2.4	$2.5
Change in plan assets:
Fair value of plan assets at beginning of year	$675.4	$692.4	$—	$—
Actual return on plan assets	69.6	18.1	—	—
Employer contributions	16.5	16.6	0.4	0.4
Settlements	(0.1)	(0.5)	—	—
Benefits paid	(47.5)	(45.3)	(0.4)	(0.4)
Foreign currency exchange and other	17.4	(5.0)	—	—
Administrative expenses paid	(0.6)	(0.9)	—	—
Fair value of plan assets at end of year	$730.7	$675.4	$—	$—
Funded status	$29.8	$(18.0)	$(2.4)	$(2.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the U.S., 2025 actuarial losses in the projected benefit obligation were primarily the result of a decrease in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined gains of less than 1% of expected year end obligations. In the Non-U.S. countries, 2025 actuarial gains in the projected benefit obligation were primarily the result of increases in discount rates and decreased UK inflation. Other sources of gains or losses such as plan experience combined for losses of approximately 1% of expected year end obligations.
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

Amounts recognized on our Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2025	2024	2025	2024
Other assets	$71.3	$49.7	$—	$—
Current liabilities	(1.8)	(1.5)	(0.3)	(0.4)
Accrued pension and postretirement benefits	(39.7)	(66.2)	(2.1)	(2.1)
Funded status	$29.8	$(18.0)	$(2.4)	$(2.5)
Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2025	2024	2025	2024
Net actuarial loss (gain)	$281.8	$315.6	$(1.8)	$(2.4)
Prior service cost (credit)	6.6	6.3	—	—
Total recognized in accumulated other comprehensive loss	$288.4	$321.9	$(1.8)	$(2.4)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2025	2024	2025	2024	2025	2024
Projected benefit obligation	$477.7	$477.3	$223.2	$216.2	$700.9	$693.5
Accumulated benefit obligation	477.7	477.3	220.8	213.5	698.5	690.8
Fair value of plan assets	479.2	443.5	251.5	231.9	730.7	675.4
Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2025	2024
Accumulated benefit obligation	$39.8	$509.0
Fair value of plan assets	$—	$443.6
Information for pension plans with a projected benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2025	2024
Projected benefit obligation	$44.0	$513.5
Fair value of plan assets	$2.5	$445.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic cost (benefit) are as follows:

	Pension Benefits			Postretirement Benefits
(in millions) For the year ended December 31,	2025	2024	2023	2025	2024	2023
Net Periodic (Benefit) Cost:
Service cost	$3.5	$3.6	$3.3	$—	$—	$—
Interest cost	35.1	34.5	35.9	0.1	0.1	0.2
Expected return on plan assets	(44.8)	(49.9)	(46.1)	—	—	—
Amortization of prior service cost	0.7	0.7	0.7	—	—	—
Amortization of net loss (gain)	14.2	15.1	15.5	(0.4)	(0.4)	(0.2)
Curtailment and settlement loss from discontinued operations	—	0.3	1.9	—	—	—
Net periodic cost (benefit) (a)	$8.7	$4.3	$11.2	$(0.3)	$(0.3)	$—

(a) Includes $0.8 million and $2.3 million of pension net periodic loss related to discontinued operations for the years ended December 31, 2024, and 2023, respectively.
The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2025	2024	2023	2025	2024	2023
U.S. Plans:
Discount rate	5.40%	5.63%	5.07%	5.20%	5.50%	5.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	4.14%	4.39%	4.02%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	5.22%	5.07%	4.29%	N/A	N/A	N/A
Rate of compensation increase	3.36%	3.28%	3.69%	N/A	N/A	N/A
Interest credit rate	N/A	N/A	N/A	N/A	N/A	N/A
The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2025	2024	2023	2025	2024	2023
U.S. Plans:
Discount rate	5.63%	5.07%	5.43%	5.50%	5.00%	5.40%
Expected rate of return on plan assets	7.25%	8.25%	8.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	4.39%	4.02%	3.62%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	5.07%	4.29%	4.61%	N/A	N/A	N/A
Expected rate of return on plan assets	5.68%	6.21%	5.91%	N/A	N/A	N/A
Rate of compensation increase	3.28%	3.69%	3.72%	N/A	N/A	N/A
Interest credit rate	N/A	N/A	N/A	N/A	N/A	N/A

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
In the U.S. plan, the 7.25% expected rate of return on assets assumption for 2025 reflected a long-term target comprised of an asset allocation range of 46% in equity securities, 45% fixed income securities and 9% alternative assets. As of December 31, 2025, the actual asset allocation for the U.S. plan was 42.8% equity securities, 47.5% fixed income securities, 8.3% alternative assets and 1.5% cash and cash equivalents. However, in November 2025, the pension committee voted to reduce the funded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
status risk by increasing the allocation to liability matching fixed income investments to 70% reflecting the improved funded status of the U.S. plan over the last year, and this asset reallocation was completed in January 2026.
For the non-U.S. plans, the 5.68% expected rate of return on assets assumption for 2025 reflected a weighted average of the long-term asset allocation targets for our various non-U.S. plans. As of December 31, 2025, the actual weighted average asset allocation for the non-U.S. plans was 7.3% equity securities, 67.3% fixed income securities, 19.7% alternative assets/other and 5.7% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2025	2024
Health care cost trend rate assumed for next year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2035
Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.
Plan Assets
Our pension plan target allocations and weighted-average asset allocations by asset category are as follows:

	Target Allocation	Actual Allocation
Asset Category December 31,		2025	2024
Equity securities	15%-55%	31%	34%
Fixed income securities	30%-75%	54%	49%
Alternative assets/Other	0%-30%	12%	14%
Cash and money market	0%-10%	3%	3%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of our pension plan assets as of December 31, 2025, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$21.3	$—	$—	$—	$21.3
Common Stocks
Actively Managed U.S. Equities	29.0	—	—	—	29.0
Commingled and Mutual Funds
U.S. Equity Funds	110.9	—	—	—	110.9
Non-U.S. Equity Funds	65.0	—	—	18.3	83.3
U.S. Fixed Income, Government and Corporate	227.4	—	—	—	227.4
Registered Investment Company	25.2	—	—	—	25.2
Non-U.S. Fixed Income, Government and Corporate	—	—	—	169.4	169.4
Property Funds	14.6	—	—	—	14.6
Alternative Investments
Insurance / Annuity Contract(s)	—	2.5	—	—	2.5
Hedge Funds and LDI	—	—	—	31.8	31.8
International Property Funds	—	—	—	15.3	15.3
Total Fair Value	$493.4	$2.5	$—	$234.8	$730.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flows
We expect, based on current actuarial calculations, to contribute cash of approximately $2.0 million to our defined benefit pension plans during 2026. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2026	$53.6	$0.4
2027	54.0	0.4
2028	55.3	0.3
2029	52.5	0.2
2030	52.4	0.2
2031 to 2035	256.6	0.9
Total payments	$524.4	$2.4
Defined Contribution Plans
We sponsor savings and investment plans that are available to our eligible employees including employees of our subsidiaries. We made matching contributions to the plans of $10.2 million, $9.1 million and $8.4 million in 2025, 2024 and 2023, respectively.
In addition to participant deferral contributions and company matching contributions on those deferrals, we provide a 3% non-matching contribution to eligible participants. We made non-matching contributions to these plans of $12.4 million, $10.8 million and $9.7 million in 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Stock-Based Compensation Plans

At December 31, 2025, we had stock-based compensation awards outstanding under the Crane Company 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan was approved by the Board of Directors of the Company (the “Board”) on February 27, 2023, and by Crane Holdings, Co. as the sole shareholder of the Company on February 27, 2023. The 2023 Plan authorized the issuance of up to 9,750,000 shares of stock pursuant to awards under the plan.
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
We determine the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made during the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Dividend yield	0.53%	0.66%	1.57%
Volatility	33.71%	32.83%	32.33%
Risk-free interest rate	4.40%	4.12%	3.67%
Expected lives in years	7.8	7.8	7.7
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Activity in our stock option plans for the year ended December 31, 2025, were as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding as of January 1, 2025	1,218	$61.33
Granted	50	173.50
Exercised	(189)	50.38
Canceled	(7)	89.89
Options outstanding as of December 31, 2025	1,072	$68.28	4.5
Options exercisable as of December 31, 2025	904	$58.68	3.9

Information regarding our stock option activity is as follows:

(in millions, except fair value per award) December 31,	2025	2024	2023
Weighted-average grant-date fair value per award	$76.71	$52.50	$42.47
Total fair value of options vested	$2.5	$2.7	$5.7
Total intrinsic value of options exercised	$23.8	$22.7	$24.3
Aggregate intrinsic value of exercisable options	$113.6	$95.4	$67.7
Total proceeds from option exercises	$9.5	$10.5	$30.3
Tax benefit relating to option exercises	$5.5	$4.1	$5.0

Included in our share-based compensation was expense recognized for our stock option awards of $4.7 million, $4.0 million and $4.5 million in 2025, 2024 and 2023, respectively. These amounts include expense related to discontinued operations of $0.0 million, $0.1 million and $0.3 million in 2025, 2024 and 2023, respectively.

As of December 31, 2025, there was $2.7 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 0.91 years.

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
Included in our share-based compensation was expense recognized for our restricted share unit and performance-based restricted share unit awards of $22.1 million, $18.5 million and $14.5 million in 2025, 2024 and 2023, respectively. These amounts include expense related to discontinued operations of $0.0 million, $0.3 million and $0.9 million in 2025, 2024 and 2023, respectively.
The tax benefit for the vesting of the restricted share units was $7.7 million, $6.5 million and $2.0 million as of December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was $17.5 million of total future compensation cost related to restricted share unit and performance-based restricted share unit awards, to be recognized over a weighted-average period of 1.30 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in our restricted share units for the year ended December 31, 2025, were as follows:

Restricted Share Unit Activity	Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted share units as of January 1, 2025	390	$97.47
Restricted share units granted	74	170.77
Restricted share units vested	(129)	81.45
Restricted share units forfeited	(18)	102.23
Performance-based restricted share units granted	75	145.88
Performance-based restricted share units vested	(85)	71.14
Performance-based restricted share units forfeited	(6)	62.89
Restricted share units as of December 31, 2025	301	$138.99

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
During the years ended December 31, 2025, 2024, and 2023, the Company recognized $0.4 million, $3.5 million and $7.9 million in share-based compensation expense related to the liability PRSUs, respectively. During the years ended December 31, 2025 and 2024, 88,505 and 101,182 units vested and were settled by Crane NXT Co. The impact from settlement of this liability was reflected on the Consolidated Statement of Changes in Equity as a $5.7 million and $6.1 million capital contribution as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the total liability related to these awards was $2.1 million and $7.4 million, respectively, and included in other liabilities on our Consolidated Balance Sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our Consolidated Balance Sheet includes the following related to leases:

(in millions) December 31,	Classification	2025	2024
Assets
Operating right-of-use assets	Other assets	$64.8	$69.1
Liabilities
Current lease liabilities	Accrued liabilities	$13.6	$13.0
Long-term lease liabilities	Other liabilities	54.4	59.3
Total lease liabilities		$68.0	$72.3
The components of lease cost were as follows:

(in millions) December 31,	2025	2024	2023
Operating lease cost	$19.4	$17.2	$16.0
Variable lease cost	5.5	7.1	5.1
Total lease cost	$24.9	$24.3	$21.1
The weighted average remaining lease terms and discount rates for our operating leases were as follows:

December 31,	2025	2024
Weighted-average remaining lease term - operating leases (in years)	6.5	6.9
Weighted-average discount rate - operating leases	4.4%	4.3%
Supplemental cash flow information related to our operating leases were as follows:

(in millions) December 31,	2025	2024	2023
Cash paid for amounts included in measurement of operating lease liabilities - operating cash flows	$17.8	$16.4	$14.0
Right-of-use assets obtained in exchange for new operating lease liabilities	$6.4	$20.8	$16.7
Future minimum operating lease payments are as follows:

(in millions)	December 31, 2025
2026	$17.7
2027	16.7
2028	12.6
2029	8.8
2030	6.6
Thereafter	21.1
Total future minimum operating lease payments	$83.5
Imputed interest	15.5
Present value of lease liabilities reported	$68.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Income Taxes
Provision for Income Taxes
Our income before taxes is as follows:

(in millions) For year ended December 31,	2025	2024	2023
U.S. operations	$312.8	$207.0	$127.1
Non-U.S. operations	120.0	131.5	106.0
Total	$432.8	$338.5	$233.1
Our provision (benefit) for income taxes consists of:

(in millions) For the year ended December 31,	2025	2024	2023
Current:
U.S. federal tax	$58.7	$39.7	$36.0
U.S. state and local tax	6.7	4.0	3.8
Non-U.S. tax	37.8	38.2	36.1
Total current	103.2	81.9	75.9
Deferred:
U.S. federal tax	1.2	(7.4)	(13.0)
U.S. state and local tax	0.1	(1.7)	(1.5)
Non-U.S. tax	(3.4)	(2.5)	(4.2)
Total deferred	(2.1)	(11.6)	(18.7)
Total provision for income taxes	$101.1	$70.3	$57.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025.
A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is as follows:

(in millions, except %) For the year ended December 31, 2025	Amount	Percent
US Federal Statutory Tax Rate	$90.9	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect*	5.1	1.2%

Foreign Tax Effects
Other Foreign jurisdictions	9.3	2.1%
Effect of Cross-Boarder Tax Laws
Global intangible low-taxed income	11.0	2.5%
Foreign-derived intangible income	(7.2)	(1.7)%
Other	2.2	0.5%
Tax Credits
Research and development tax credits	(3.0)	(0.7)%
Foreign tax credits	(11.9)	(2.7)%
Changes in valuation allowances	(0.1)	—%
Nontaxable or Nondeductible Items
Equity Compensation	(9.8)	(2.3)%
Non-Deductible Officers Compensation	9.4	2.2%
Other	3.4	0.8%
Changes in unrecognized tax benefits	2.1	0.5%
Other Adjustments	(0.3)	—%

Effective Tax Rate	$101.1	23.4%
* State taxes in New York, Illinois, Texas, Ohio, and Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.

For the year ended December 31,	2024	2023
Statutory U.S. federal tax rate	21.0%	21.0%
Increase (reduction) from:
Income taxed at non-U.S. rates	2.4%	4.1%
Non-U.S. income inclusion, net of tax credits	0.4%	(1.7)%
State and local taxes, net of federal benefit	0.5%	0.7%
U.S. research and development tax credit	(1.3)%	(0.8)%
U.S. deduction for foreign - derived intangible income	(1.5)%	(1.9)%
Non-deductible expenses	2.5%	4.4%
Equity Compensation	(2.6)%	(2.1)%
Other	(0.7)%	0.8%
Effective tax rate	20.8%	24.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the components of income taxes paid, net of refunds:

(in millions) For year ended December 31,	2025

Federal	$53.8
State	5.3
Foreign:
France	5.8
United Kingdom	7.6
Other foreign jurisdictions	24.0
Total	$96.5

Income taxes paid, net of refunds, for the periods ended December 31, 2024 and 2023 were $88.9 million and $110.5 million.

As of December 31, 2025, we have made the following determinations with regard to our non-U.S. earnings:

(in millions)	Permanently reinvested	Not permanently reinvested
Amount of earnings	$232.9	$803.7
Associated tax	NA *	$10.3

* Determination of U.S. income taxes and non-U.S. withholding taxes due upon repatriation of this $232.9 million of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions at the time the remittance occurs.

Tax Related to Comprehensive Income
During 2025, 2024 and 2023, tax provision (benefit) of $10.5 million, $9.2 million and $3.2 million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included in our Consolidated Balance Sheets are as follows:

(in millions) December 31,	2025	2024
Deferred tax assets:
Tax loss and credit carryforwards	$40.5	$45.5
Inventories	33.1	30.0
Deferred tax asset related to the sale of a subsidiary	—	7.2
Capitalized research and development	20.6	28.1
Stock Based Compensation	6.0	5.8
Other	13.9	13.8
Total	$114.1	$130.4
Less: valuation allowance	40.9	46.2
Total deferred tax assets, net of valuation allowance	$73.2	$84.2
Deferred tax liabilities:
Basis difference in fixed assets	$(28.4)	$(28.2)
Basis difference in intangible assets	(65.0)	(67.4)
Pension and post-retirement benefits	(11.9)	(2.0)
Deferred tax on non-U.S. unremitted earnings	(10.3)	(10.2)
Total deferred tax liabilities	$(115.6)	$(107.8)
Net deferred tax asset (liability)	$(42.4)	$(23.6)
Balance sheet classification:
Long-term deferred tax assets	3.5	11.2
Long-term deferred tax liability	(45.9)	(34.8)
Net deferred tax asset (liability)	$(42.4)	$(23.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, valuation allowances were $40.9 million, including $40.2 million for loss and credit carryforwards and $0.7 million for other assets not expected to be realized. At December 31, 2024, valuation allowances were $46.2 million, including $45.5 million for loss and credit carryforwards and $0.7 million for other assets.
As of December 31, 2025, we had U.S. federal, U.S. state, and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in millions) Year of expiration	U.S. Federal Tax Credits	U.S. State Tax Credits	U.S. State Tax Effected Losses	Non- U.S. Tax Effected Losses	Total
2026-2030	$—	$0.4	$1.1	$0.8	$2.3
After 2030	1.3	0.3	5.6	0.2	7.4
Indefinite	—	15.7	2.5	12.6	30.8
Deferred tax asset on tax carryforwards	$1.3	$16.4	$9.2	$13.6	$40.5
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2025	2024	2023
Balance of liability as of January 1,	$8.4	$7.9	$6.9
Increase as a result of tax positions taken during a prior year	0.2	0.1	0.2
Decrease as a result of tax positions taken during a prior year	—	(0.4)	(0.1)
Increase as a result of tax positions taken during the current year	2.1	1.9	1.7
Decrease as a result of settlements with taxing authorities	—	—	—
Reduction as a result of a lapse of the statute of limitations	(0.4)	(1.1)	(0.8)
Balance of liability as of December 31,	$10.3	$8.4	$7.9
As of December 31, 2025, 2024, and 2023, the amount of our unrecognized tax benefits that, if recognized, would affect our effective tax rate was $12.4 million, $10.4 million, and $9.3 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. During the years ended December 31, 2025, 2024, and 2023, we recognized interest and penalty (income)/ expense of $0.5 million, $0.5 million, and $0.3 million, respectively, in our Consolidated Statements of Operations. As of December 31, 2025 and 2024, we had accrued $3.2 million, $2.7 million, respectively, of interest and penalties related to unrecognized tax benefits on our Consolidated Balance Sheets.
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

Jurisdiction	Year

U.S. state and local	2019 - 2024
Non-U.S.	2019 - 2024
Currently, we and our subsidiaries are under examination in Canada (2013 through 2018).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11 – Accrued Liabilities
Accrued liabilities consist of:

(in millions) December 31,	2025	2024
Employee related expenses	$117.1	$116.2
Current lease liabilities	13.6	13.0
Contract liabilities	46.0	36.3
Environmental liabilities	7.8	7.9
Other	84.8	129.8
Total	$269.3	$303.2

Note 12 – Other Liabilities
A summary of the other liabilities is as follows:

(in millions) December 31,	2025	2024
Environmental	$5.1	$8.6
Long-term lease liabilities	54.4	59.3
Other	28.2	38.2
Total	$87.7	$106.1

Note 13 - Commitments and Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2025 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
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
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The remediation of the PGA North Site comprises two main remedial components: a plume management and remediation system (in accordance with the requirements of the 2006 Consent Decree) and source area remediation (to comply with the requirements of the 2014 ROD Amendment). The 2019 conceptual agreement and modified remedial approach focused on enhanced extraction of contaminated groundwater and targeted reinjection of treated groundwater and was designed to accelerate remedial progress at the site. The modified remedial approach required certain capital investments and infrastructure upgrades across the broader plume area, with the final components of this approach commissioned in 2022. In addition, the modified source area treatment remedy was commissioned in late 2023. As part of our approved remedial plans, the Company is required to conduct periodic groundwater monitoring to demonstrate the effectiveness of these system enhancements and provide the EPA with a report evaluating remedial performance, restoration time frames and potential inefficiencies (which may warrant further system upgrade or modifications). The year 2027 was selected as a milestone to enable the collection of 3 to 4 years of post-commissioning data, analysis of data and submission of a performance monitoring report to the EPA with recommendations. This report will document the project restoration time frames for groundwater and outline the future operational scheme, including the key milestones for transitioning from active groundwater treatment to monitoring only. This report will be submitted to the EPA for approval and in combination with regulatory discussions and consultations, and is expected to provide clarity on future remedial requirements at the site and associated costs. The total estimated gross liability was $12.9 million and $16.4 million as of December 31, 2025 and 2024, respectively, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million as of December 31, 2025 and 2024, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2025 and 2024, we recorded a receivable of $2.3 million and $3.0 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

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
Ensuing negotiations between GD-OTS, the U.S. Government and remaining participants with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, RI/FS costs associated with the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities, have resulted in the consummation of a consent decree for resolving the U.S. Government’s share of RI/FS costs, and our liability to the United States for its claimed past response costs, which was entered by the United States District Court for the Southern District of Illinois on June 12, 2025. In addition we have entered into separate settlement and escrow agreements to memorialize the parties’ agreement with respect to their respective contributions to the United States’ response costs, pursuant to which we made an immaterial payment.
There has not been a resolution of GD-OTS’ claim against us for costs that GD-OTS has incurred and expects to incur in performing its obligations under the AOC. We at present cannot predict when any determination of the ultimate allocable share of GD-OTS response costs for which we may be liable is likely to be completed. Further none of these discussions, or the recently-entered consent decree, address responsibility for the performance of, or payment of costs incurred in connection with, any remedial design or remedial action that may be required pursuant to the ROD (when it is ultimately issued). It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing coverage, subject to reservations of rights.
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
Marion NC Site Hurricane Damage and Recovery
In September 2024, our manufacturing site in Marion, North Carolina was directly affected by flooding from Hurricane Helene. Our insurance covered the repair or replacement of assets that suffered damage or loss and also provided for business interruption coverage, which included lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. The recovery related to business interruption was recognized when realized and received. We worked with our insurance carrier to assess the damage and ascertain the amount of insurance recoveries due to us as a result of the damage and loss we incurred, as such the timing of insurance proceeds lagged behind the actual losses incurred. As of December 31, 2025, the insurance claim has been settled and no additional proceeds are expected to be recovered and no additional costs are expected to be incurred.
For the year ended December 31, 2025 and 2024, we incurred expenses of $6.0 million and $23.3 million, respectively related to damages caused by the hurricane, which included professional fees to restore and maintain the site. These costs are included in Engineering, selling and administrative expenses in the Consolidated Statements of Operations. On a cumulative basis, we incurred expenses of $29.3 million related to damage caused by the hurricane and received corresponding insurance recoveries of $31.7 million, and recorded a net gain of $2.4 million which includes the $2.9 million gain from insurance recoveries on impaired property, plant and equipment, less the deductible of $0.5 million recognized in 2024. During the year ended December 31, 2025, we also received insurance proceeds for lost profits $9.3 million, included in Miscellaneous income, net in the Consolidated Statements of Operations.
The following table summarizes the components of Loss from natural disaster, net of insurance recoveries and business interruption proceeds:

(in millions)
For the year ended December 31,	2025	2024
Site clean-up and remediation costs	$4.7	$18.7
Impairment and Repairs of property, plant and equipment	0.9	2.3
Impairment and rework of inventory	0.1	1.8
Other	0.3	0.5
Total expenses and losses	$6.0	$23.3
Insurance recoveries received	$(6.0)	$(20.0)
Insurance recoveries to be received	—	2.8
Loss from natural disaster, net of insurance recoveries	$—	$0.5

Insurance proceeds for lost profits	$9.3	$—
Gain from insurance recoveries on impaired property, plant and equipment	$2.9	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, including government contracting violations, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of December 31, 2025, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

Note 14 – Financing
Our debt as of December 31, 2025 and 2024 consisted of the following:

(in millions) December 31,	2025	2024
Term Facility(a)	$898.2	$247.0
Revolving Facility	250.0	—
Total long-term debt	$1,148.2	$247.0
(a) Debt issuance costs totaled $1.8 million and $0.5 million as of December 31, 2025 and 2024, respectively, and have been netted against the aggregate principal amount.
On September 30, 2025, Crane Company entered into a credit agreement (the “Credit Agreement”), by and among the Company, as borrower, CR Holdings, C.V., a subsidiary of the Company, as a subsidiary borrower, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement provides for a senior unsecured delayed draw term loan facility in an aggregate principal amount of $900 million (the “Term Facility”), which matures on September 30, 2030, and a senior unsecured revolving facility in an aggregate committed amount of $900 million (the “Revolving Facility”), which also matures on September 30, 2030. Debt refinancing fees associated with the Revolving Facility were $3.8 million, and are included in Other assets on the Consolidated Balance Sheets.
On December 29, 2025, the Company borrowed $900 million under the Term Facility and an additional $250 million under the Revolving Facility. The borrowings under the Term Facility and Revolving Facility were used, along with cash on-hand, to fund the consummation of the Company’s previously announced January 2026 acquisitions of Druck, Panametrics Reuter-Stokes, and optek-Danulat.
During the year ended December 31, 2025, the Company made principal repayments of $247.5 million on the 2023 Term Facility. In connection with the entry into the Credit Agreement, the Company’s existing credit agreement, dated as of March 17, 2023, was terminated.
The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Borrowings made in U.S. dollars shall bear interest based, at the Company’s option, (i) on an alternate base rate plus a margin, or (ii) on a term SOFR rate plus a margin. Borrowings made in Euros shall bear interest based on an adjusted EURIBOR rate plus a margin. Borrowings made in Canadian Dollars shall bear interest based on an adjusted CORRA rate plus a margin as described below. The margin for each of the foregoing rates (other than the alternate base rate) ranges from 1.50% to 2.25% based on the Company’s consolidated total net leverage ratio (the “Pricing Ratio”). The margin for alternate base rate borrowings ranges from 0.50% to 1.25% depending on the Pricing Ratio. A commitment fee on the daily unused portion of the commitments under the Revolving Facility will accrue at a rate per annum ranging from 0.20% to 0.35% depending on the Pricing Ratio.
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
The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidations, liquidations and dissolutions, sales of all or substantially all assets and transactions with affiliates. The Credit Agreement also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a consolidated total net leverage ratio of no greater than 3.75 to 1.00, although such level may, at the Company’s option, be increased by 0.25 upon the consummation of certain permitted acquisitions for certain periods and (ii) a consolidated interest coverage ratio of no greater than 3.00 to 1.00. The Company was in compliance with all such covenants as of December 31, 2025.
Other - As of December 31, 2025 and 2024, the Company had open standby letters of credit of $37.0 million and $32.9 million, respectively. The standby letters of credit were issued pursuant to Letter of Credit Reimbursement Agreements.
As of December 31, 2025, our total debt to total capitalization ratio was 35.8%, computed as follows:

(in millions)
Total debt	$1,148.2
Equity	2,063.4
Capitalization	$3,211.6
Total indebtedness to capitalization	35.8%

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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $21.2 million and $18.3 million as of December 31, 2025 and 2024, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Consolidated Balance Sheets and was $1.7 million as of December 31, 2025. The Company had no such derivative receivable as of December 31, 2024. Derivative liability amounts are recorded within “Accrued liabilities” on our Consolidated Balance Sheets and was $1.1 million as of December 31, 2024. The Company had no such derivative payable as of December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16 – Subsequent Events
On January 1, 2026, the Company completed the acquisition of Druck, Panametrics and Reuter-Stokes. The Druck, Panametrics and Reuter-Stokes brands are all leading providers of sensor-based technologies for aerospace, nuclear and process industries. The Company is currently assessing the fair value of the identifiable net assets acquired.
On January 1, 2026, the Company completed the acquisition of optek-Danulat (“Optek”). Optek is a leading provider of inline process control optical measurement solutions for biopharma, pharmaceutical and other demanding markets. The Company is currently assessing the fair value of the identifiable net assets acquired.
The aggregate purchase price for the aforementioned acquisitions was approximately $1,300 million on a cash-free and debt-free basis, subject to post-closing adjustments. The acquisitions were primarily funded through a combination of the $900 million term loan, $250 million provided through the revolving credit facility and cash on-hand.

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
Change in Internal Controls over Financial Reporting. During the fourth quarter ended December 31, 2025, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2025. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Crane Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crane Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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
February 26, 2026

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2026 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 13, 2026 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.
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

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2026 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 13, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except for the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2026 Annual Meeting of Stockholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 13, 2026.

As of December 31, 2025:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Crane Company 2023 Stock Plan (1)	1,698,135	$68.28	7,092,615
Equity compensation plans not approved by security holders	—	$—	—
Total	1,698,135	$61.33	7,092,615
(1) Column (a) Includes 206,635 restricted share units (“RSUs”), 149,868 deferred stock units (“DSUs”) and 269,344 performance-based restricted share units (“PRSUs”), assuming the maximum potential payout percentage. Actual numbers of shares may vary, depending on actual performance. If the PRSUs included in this total vest at the target performance level as opposed to the maximum level, the aggregate awards outstanding would be 1,563,463. Column (b) does not take RSUs, PRSUs or DSUs into account because they do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2026 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 13, 2026.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2026 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 13, 2026.

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

(i)
Amendment, dated August 31, 2017, to Time Sharing Agreement with M. Mitchell (incorporated by reference to Exhibit 10.11 to Crane Company’s Registration Statement on Form 10 filed on December 15, 2022).

(j)
Time-sharing Agreement, dated April 27, 2020 between Crane Company and James L.L. Tullis (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Crane Company’s Registration Statement on Form 10 filed on January 24, 2023).

(k)	Offer Letter between Crane Company and Marijane Papanikolaou (incorporated by reference to Exhibit 10.3 to Crane Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 2023).
19.1	Crane Company Policy on Trading in Company Stock (incorporated by reference to Exhibit 19.1 to Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024)
97
Crane Company Incentive Compensation Clawback Policy (as adopted July 24, 2023, incorporated by reference to Exhibit 97 to Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024).

Item 16. Form 10-K Summary
Not applicable.

Part IV
Signatures
Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE COMPANY (Registrant)

By /s/ MAX H. MITCHELL
Max H. Mitchell Chairman, President and Chief Executive Officer Date 2/26/2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

/s/ MAX H. MITCHELL	/s/ RICHARD A. MAUE	/s/ MARIJANE PAPANIKOLAOU
Max H. Mitchell Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Richard A. Maue Executive Vice President Chief Financial Officer (Principal Financial Officer)	Marijane Papanikolaou Vice President, Controller Chief Accounting Officer (Principal Accounting Officer)
Date 2/26/2026	Date 2/26/2026	Date 2/26/2026
Directors

/s/ JAMES L.L. TULLIS	/s/ MARTIN R. BENANTE	/s/ SANJAY KAPOOR
James L.L. Tullis	Martin R. Benante	Sanjay Kapoor
Date 2/26/2026	Date 2/26/2026	Date 2/26/2026

/s/ RONALD C. LINDSAY	/s/ SUSAN D. LYNCH	/s/ ELLEN MCCLAIN
Ronald C. Lindsay	Susan D. Lynch	Ellen McClain
Date 2/26/2026	Date 2/26/2026	Date 2/26/2026

/s/ CHARLES G. MCCLURE, JR.	/s/ JENNIFER M. POLLINO
Charles G. McClure, Jr.	Jennifer M. Pollino
Date 2/26/2026	Date 2/26/2026