Form 10-Q
period 2026-06-30
Crane Co
filed 2026-07-31
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 29, 2026
Common stock, $1.00 Par Value – 57,800,356 shares

Crane Company

Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June		June
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$724.7	$577.2	$1,421.1	$1,134.8
Operating costs and expenses:
Cost of sales	417.2	334.9	832.3	654.9
Engineering, selling and administrative	163.2	139.4	344.4	275.9
Operating profit	144.3	102.9	244.4	204.0
Other income (expense):
Interest income	2.1	2.9	3.7	6.1
Interest expense	(16.6)	(4.3)	(33.4)	(8.8)
Miscellaneous (expense) income, net	(1.8)	3.1	(1.6)	2.1
Total other (expense) income, net	(16.3)	1.7	(31.3)	(0.6)
Income from continuing operations before income taxes	128.0	104.6	213.1	203.4
Provision for income taxes	32.1	24.3	50.1	44.8
Net income from continuing operations attributable to common shareholders	95.9	80.3	163.0	158.6
Income from discontinued operations, net of tax (Note 3)	—	6.1	—	34.9
Net income attributable to common shareholders	$95.9	$86.4	$163.0	$193.5

Earnings per basic share:
Earnings per basic share from continuing operations	$1.66	$1.40	$2.82	$2.76
Earnings per basic share from discontinued operations	—	0.11	—	0.61
Earnings per basic share	$1.66	$1.51	$2.82	$3.37

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.63	$1.37	$2.78	$2.71
Earnings per diluted share from discontinued operations	—	0.10	—	0.60
Earnings per diluted share	$1.63	$1.47	$2.78	$3.31

Average shares outstanding:
Basic	57.7	57.5	57.7	57.4
Diluted	58.7	58.5	58.7	58.5

Dividends per share	$0.255	$0.23	$0.51	$0.46

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net income attributable to common shareholders	$95.9	$86.4	$163.0	$193.5
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(9.5)	41.7	(28.1)	60.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.4	2.7	4.8	5.4
Other comprehensive (loss) income, net of tax	(7.1)	44.4	(23.3)	65.4
Comprehensive income before allocation to noncontrolling interests	88.8	130.8	139.7	258.9
Less: Noncontrolling interests in comprehensive income	—	—	—	—
Comprehensive income attributable to common shareholders	$88.8	$130.8	$139.7	$258.9
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$350.4	$506.5
Restricted Cash	—	1,223.3
Accounts receivable, net of allowance for doubtful accounts of $16.3 as of June 30, 2026 and $8.4 as of December 31, 2025	487.6	358.7
Inventories, net:
Finished goods	83.0	58.6
Work in process	155.8	106.6
Raw materials	268.4	211.3
Inventories, net	507.2	376.5
Other current assets	134.0	106.4
Total current assets	1,479.2	2,571.4
Property, plant and equipment:
Cost	860.5	746.0
Less: accumulated depreciation	483.9	467.2
Property, plant and equipment, net	376.6	278.8
Long-term deferred tax assets	12.8	3.5
Other assets	169.6	166.3
Intangible assets, net	652.4	149.5
Goodwill	1,340.2	683.9
Total assets	$4,030.8	$3,853.4
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	June 30, 2026	December 31, 2025
Liabilities and equity
Current liabilities:
Short-term borrowings	$11.3	$—
Accounts payable	185.7	189.6
Accrued liabilities	324.8	269.3
U.S. and foreign taxes on income	5.7	6.3
Total current liabilities	527.5	465.2
Long-term debt, net	1,087.1	1,148.2
Accrued pension, postretirement benefits and post-employment benefits	42.4	43.0
Long-term deferred tax liability	105.8	45.9
Other liabilities	88.1	87.7
Total liabilities	1,850.9	1,790.0
Commitments and contingencies (Note 12)
Equity:
Common shares, par value $1.00; 66,475,307 shares authorized; 57,798,435 and 57,607,816 shares issued and outstanding, respectively	57.8	57.6
Capital surplus	458.0	452.0
Retained earnings	1,665.1	1,531.5
Accumulated other comprehensive (loss) income	(3.3)	20.0
Total shareholders’ equity	2,177.6	2,061.1
Noncontrolling interests	2.3	2.3
Total equity	2,179.9	2,063.4
Total liabilities and equity	$4,030.8	$3,853.4
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2026	2025
Operating activities:
Net income attributable to common shareholders	$163.0	$193.5
Less: Income from discontinued operations, net of tax	—	34.9
Net income from continuing operations attributable to common shareholders	163.0	158.6
Depreciation and amortization	55.5	25.6
Stock-based compensation expense	12.3	19.9
Defined benefit plans and postretirement cost	2.5	4.1
Deferred income taxes	(1.1)	—
Cash used for operating working capital	(141.7)	(140.9)
Defined benefit plans and postretirement contributions	(1.0)	(6.2)
Environmental payments, net of reimbursements	(1.1)	(1.7)
Other	4.4	(0.6)
Total provided by operating activities from continuing operations	92.8	58.8
Investing activities:
Payment for acquisitions - net of cash acquired and working capital adjustments	(1,355.4)	(0.2)
Capital expenditures	(25.3)	(30.3)
Other investing activities	0.1	0.2
Total used for investing activities from continuing operations	(1,380.6)	(30.3)
Financing activities:
Dividends paid	(29.4)	(26.4)
Net payments related to employee stock plans	(8.3)	(8.9)
Proceeds from debt	50.0	—
Repayments of debt	(100.0)	(200.0)
Total used for financing activities from continuing and discontinued operations	(87.7)	(235.3)
Discontinued Operations:
Total provided by investing activities(a)	—	213.6
Increase in cash and cash equivalents from discontinued operations	—	213.6
Effect of exchange rate on cash and cash equivalents	(3.9)	18.7
(Decrease) increase in cash and cash equivalents	(1,379.4)	25.5
Cash, cash equivalents and restricted cash at beginning of period(b)	1,729.8	306.7
Cash and cash equivalent at end of period	$350.4	$332.2
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

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2026	2025
Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(41.2)	$(35.2)
Inventories	(18.9)	(13.0)
Other current assets	(25.0)	36.8
Accounts payable	(60.0)	(36.5)
Accrued liabilities	4.7	(83.5)
U.S. and foreign taxes on income	(1.3)	(9.5)
Total	$(141.7)	$(140.9)

Supplemental disclosure of cash flow information:
Interest paid	$30.9	$7.6
Income taxes paid	$52.4	$56.2
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2025	57.6	$452.0	$1,531.5	$20.0	$2,061.1	$2.3	$2,063.4
Net income	—	—	67.1	—	67.1	—	67.1
Cash dividends ($0.255 per share)	—	—	(14.7)	—	(14.7)	—	(14.7)
Exercise of stock options	—	2.1	—	—	2.1	—	2.1
Impact from settlement of share-based awards, net of shares acquired	0.1	(13.1)	—	—	(13.0)	—	(13.0)
Impact from settlement of liability PRSUs (Note 1)	—	1.9	—	—	1.9	—	1.9
Stock-based compensation expense	—	8.6	—	—	8.6	—	8.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.4	2.4	—	2.4
Currency translation adjustment	—	—	—	(18.6)	(18.6)	—	(18.6)
BALANCE MARCH 31, 2026	57.7	$451.5	$1,583.9	$3.8	$2,096.9	$2.3	$2,099.2
Net income	—	—	95.9	—	95.9	—	95.9
Cash dividends ($0.255 per share)	—	—	(14.7)	—	(14.7)	—	(14.7)
Exercise of stock options	0.1	2.6	—	—	2.7	—	2.7
Impact from settlement of share-based awards, net of shares acquired	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation expense	—	4.0	—	—	4.0	—	4.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.4	2.4	—	2.4
Currency translation adjustment	—	—	—	(9.5)	(9.5)	—	(9.5)
BALANCE JUNE 30, 2026	57.8	$458.0	$1,665.1	$(3.3)	$2,177.6	$2.3	$2,179.9

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2024	57.3	$425.5	$1,217.8	$(61.9)	$1,638.7	$2.3	$1,641.0
Net income	—	—	107.1	—	107.1	—	107.1
Cash dividends ($0.23 per share)	—	—	(13.2)	—	(13.2)	—	(13.2)
Exercise of stock options	0.1	4.0	—	—	4.1	—	4.1
Impact from settlement of share-based awards, net of shares acquired	0.1	(14.6)	—	—	(14.5)	—	(14.5)
Impact from settlement of liability PRSUs (Note 1)	—	5.7	—	—	5.7	—	5.7
Stock-based compensation expense	—	8.0	—	—	8.0	—	8.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	2.7	—	2.7
Currency translation adjustment	—	—	—	18.3	18.3	—	18.3
BALANCE MARCH 31, 2025	57.5	$428.6	$1,311.7	$(40.9)	$1,756.9	$2.3	$1,759.2
Net income	—	—	86.4	—	86.4	—	86.4
Cash dividends ($0.23 per share)	—	—	(13.2)	—	(13.2)	—	(13.2)
Exercise of stock options	—	1.7	—	—	1.7	—	1.7
Impact from settlement of share-based awards, net of shares acquired	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	10.3	—	—	10.3	—	10.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	2.7	—	2.7
Currency translation adjustment	—	—	—	41.7	41.7	—	41.7
BALANCE JUNE 30, 2025	57.5	$440.4	$1,384.9	$3.5	$1,886.3	$2.3	$1,888.6
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
Liability Performance-Based Restricted Share Units
As a result of the April 3, 2023 separation into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (the “Separation”), certain executives held 3-year, cliff vesting performance-based restricted share units (“PRSUs”) that underwent an equity-to-liability modification and were denominated in Crane NXT, Co. stock. The PRSUs related to grants made prior to the Separation transaction and completed vesting in February 2026. During the first quarter of 2026 and 2025, 33,734 and 88,505 units vested and were settled by Crane NXT Co., respectively. The impact from the settlement of this liability was reflected on the Condensed Consolidated Statement of Changes in Equity as a $1.9 million and $5.7 million capital contribution as of March 31, 2026 and 2025, respectively. As of December 31, 2025, the liability balance was $2.1 million, and included in “Other liabilities” on our Condensed Consolidated Balance Sheets. There was no liability recorded as of June 30, 2026, as the final tranche vested during the first quarter of 2026.
Tariff Refunds
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. On March 4, 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under the IEEPA are due refunds and ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. On April 20, 2026, CBP launched Phase 1 of its process for submitting IEEPA refund claims.
As the nature, timing, and amount of any such refunds remain uncertain, the Company elected to account for such refunds under the gain contingency model. During the three and six months ended June 30, 2026, the Company recognized $18.7 million of tariff refunds as a reduction to “Cost of sales” in the Condensed Consolidated Statements of Operations. No portion of the recognized refunds was allocated to inventory, as the underlying inventory to which the refunds related had been sold prior to June 30, 2026. In addition, the Company recognized $0.8 million of interest income related to tariff refunds received through June 30, 2026.
Recent Accounting Pronouncements - Not Yet Adopted as of June 30, 2026
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, ASU 2024-03 is required to be applied on a prospective basis while retrospective application is permitted. We are currently evaluating this guidance to determine the impact on our disclosures.
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
The Company considered the applicability and impact of all other Accounting Standards Updates issued by the FASB and determined them to be either not applicable or are not expected to have a material impact on the Company's Condensed Consolidated Statement of Operations, Balance Sheets and Cash Flows.

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

Net assets acquired (in millions)
Total current assets	$243.7
Property, plant and equipment	71.9
Other assets	16.2
Intangible assets	466.0
Goodwill	586.7
Total assets acquired	$1,384.5

Total current liabilities	$119.3
Other liabilities	45.4
Total assumed liabilities	$164.7
Net assets acquired	$1,219.8
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life (in years)
Trademarks/Trade names	$70.0	14.0
Customer relationships	259.0	14.0
Developed Technology	82.0	9.0
Backlog	55.0	4.0
Total acquired intangible assets	$466.0
Other Acquisition
On January 1, 2026, the Company completed the acquisition of a leading provider of inline process control optical measurement solutions for biopharma, pharmaceutical and other demanding markets for $176.2 million, net of cash acquired of $8.2 million, subject to post-closing adjustments. The acquired company has been integrated into our Process Flow Technologies segment. The amount allocated to goodwill reflects the expected synergies related to product line simplification and supply chain manufacturing productivity.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net assets acquired (in millions)
Total current assets	$31.5
Property, plant and equipment	20.0
Other assets	0.2
Intangible assets	76.2
Goodwill	81.0
Total assets acquired	$208.9

Total current liabilities	$3.2
Other liabilities	21.3
Total assumed liabilities	$24.5
Net assets acquired	$184.4
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
Supplemental Pro Forma Data
The results of operations of Druck, Panametrics and Reuter-Stokes have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on January 1, 2026. Druck, Panametrics and Reuter-Stokes have contributed sales of $202.1 million resulting in an operating loss of approximately $3.0 million for the period from the completion of the acquisition through June 30, 2026.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following unaudited pro forma information assumes that the acquisition was completed on January 1, 2025. The unaudited pro forma results of operations are provided for illustrative purposes only and are not indicative of the Company's actual consolidated results of operations or consolidated financial position. The unaudited pro forma information for the three and six months ended June 30, 2025, includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) amortization of the fair value step up in inventory, (ii) additional amortization expense related to finite-lived intangible assets acquired, (iii) additional interest expense related to financing for the acquisition (refer to Note 13, Financing), (iv) depreciation expense on property, plant and equipment, and (v) the related tax effects assuming that the business combination occurred on January 1, 2025.
The significant nonrecurring adjustments reflected in the unaudited pro forma consolidated information below include the reclassification of the transaction costs to the earliest period presented. The unaudited pro forma results of operations do not reflect any operating efficiencies or cost savings which resulted from the acquisition or may be realized in the future.
The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three and six month periods ending June 30, 2025, as if the Druck, Panametrics and Reuter-Stokes closed on January 1, 2025, as such Net income includes transaction and financing adjustments of $20.7 million and $66.5 million, respectively.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in millions, except per share data)	2025	2025
Net sales (a)	$666.5	$1,312.0
Net income (a)	$67.4	$135.6
Net income per common share – assuming dilution	$1.15	$2.32
(a) Consolidated pro forma revenue and net income related to the optek-Danulat (‘Optek”) acquisition have not been presented since the pro forma impact is not material.

Note 3 - Discontinued Operations
Effective on January 1, 2025, the Company completed the sale of the Engineered Materials segment for approximately $208.0 million, on a cash-free and debt-free basis. During the second quarter of 2025, the Company received $7.8 million related to a final working capital adjustment. In connection with the divestiture, during the second quarter of 2025, the Company recognized an after-tax gain of $6.1 million and $34.9 million (pre-tax gain of $7.8 million and $43.5 million), for the three and six months ended June 30, 2025, respectively, and were recorded in income from discontinued operations.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
mission-critical environments. Products and services are organized into six integrated solutions: Sensing Components & Systems, Electrical Power Solutions, Fluid Management Solutions, Landing & Control Systems, and Microwave Solutions.
Process Flow Technologies
The Process Flow Technologies segment is a provider of highly engineered products and technologies for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Commercial Valves, and Pumps and Systems. Process Valves and Related Products include on/off valves, instrumentation and sensing capabilities for critical and demanding applications in the chemical, oil & gas, power, and general industrial end markets globally. Commercial Valves includes the manufacturing and distribution of valves and related products for the non-residential construction, general industrial, and to a lesser extent, municipal markets. Pumps and Systems include pumps and related products primarily for water and wastewater applications in the industrial, municipal, commercial and military markets.
Financial information by reportable segment is set forth below.

	Three Months Ended		Six Months Ended
	June		June
(in millions)	2026	2025	2026	2025
Net Sales:
Aerospace & Advanced Technologies	$339.1	$258.2	$657.4	$507.1
Process Flow Technologies	385.6	319.0	763.7	627.7
TOTAL NET SALES	$724.7	$577.2	$1,421.1	$1,134.8

Cost of Sales:
Aerospace & Advanced Technologies	$206.5	$152.3	$402.7	$300.1
Process Flow Technologies	210.7	182.6	429.6	354.8
TOTAL COST OF SALES	$417.2	$334.9	$832.3	$654.9

Engineering, selling and administrative:
Aerospace & Advanced Technologies	$43.7	$38.0	$94.3	$74.5
Process Flow Technologies	93.3	72.5	188.3	146.2
Corporate	26.2	28.9	61.8	55.2
TOTAL ENGINEERING, SELLING AND ADMINISTRATIVE	$163.2	$139.4	$344.4	$275.9

Operating profit:
Aerospace & Advanced Technologies	$88.9	$67.9	$160.4	$132.5
Process Flow Technologies	81.6	63.9	145.8	126.7
Corporate	(26.2)	(28.9)	(61.8)	(55.2)
TOTAL OPERATING PROFIT	$144.3	$102.9	$244.4	$204.0

Interest income	2.1	2.9	3.7	6.1
Interest expense	(16.6)	(4.3)	(33.4)	(8.8)
Miscellaneous income (expense), net	(1.8)	3.1	(1.6)	2.1
Income from continuing operations before income taxes	$128.0	$104.6	$213.1	$203.4

	Three Months Ended		Six Months Ended
	June		June
(in millions)	2026	2025	2026	2025
Depreciation and amortization:
Aerospace & Advanced Technologies	$8.6	$4.8	$16.9	$9.3
Process Flow Technologies	18.8	8.2	38.6	16.2
Corporate	—	0.1	—	0.1
TOTAL DEPRECIATION AND AMORTIZATION	$27.4	$13.1	$55.5	$25.6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended
	June 30,
(in millions)	2026	2025
Capital expenditures:
Aerospace & Advanced Technologies	$7.7	$13.1
Process Flow Technologies	17.6	17.2
TOTAL CAPITAL EXPENDITURES	$25.3	$30.3

(in millions)	June 30, 2026	December 31, 2025
Assets:
Aerospace & Advanced Technologies	$1,350.6	$936.3
Process Flow Technologies	2,493.3	1,326.0
Corporate (a)	186.9	1,591.1
TOTAL ASSETS	$4,030.8	$3,853.4
(a) For the year ended December 31, 2025, Corporate Assets include $1,223.3 million of restricted cash.

(in millions)	June 30, 2026	December 31, 2025
Goodwill:
Aerospace & Advanced Technologies	$354.9	$248.6
Process Flow Technologies	985.3	435.3
TOTAL GOODWILL	$1,340.2	$683.9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June		June
(in millions)	2026	2025	2026	2025
Aerospace & Advanced Technologies
Commercial Original Equipment	$128.4	$96.6	$255.0	$190.6
Military Original Equipment	84.1	72.7	168.7	144.5
Commercial Aftermarket Products	62.6	57.2	115.6	117.6
Military Aftermarket Products	34.0	31.7	63.1	54.4
Other	30.0	—	55.0	—
Total Aerospace & Advanced Technologies	$339.1	$258.2	$657.4	$507.1

Process Flow Technologies
Process Valves and Related Products	$307.6	$241.2	$602.8	$474.7
Commercial Valves	35.1	37.1	76.1	74.5
Pumps and Systems	42.9	40.7	84.8	78.5
Total Process Flow Technologies	$385.6	$319.0	$763.7	$627.7

Net Sales	$724.7	$577.2	$1,421.1	$1,134.8
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of June 30, 2026, total backlog was $1,887.3 million. We expect to recognize approximately 58% of our remaining performance obligations as revenue in 2026, an additional 33% in 2027 and the balance thereafter.
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

(in millions)	June 30, 2026	December 31, 2025
Contract assets	$88.4	$71.7
Contract liabilities	$61.1	$46.0
We recognized revenue of $12.1 million and $25.5 million during the three and six months ended June 30, 2026, related to contract liabilities as of December 31, 2025.

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

	Three Months Ended		Six Months Ended
	June		June
(in millions, except per share data)	2026	2025	2026	2025
Net income from continuing operations attributable to common shareholders	$95.9	$80.3	$163.0	$158.6
Income from discontinued operations, net of tax (Note 3)	—	6.1	—	34.9
Net income attributable to common shareholders	$95.9	$86.4	$163.0	$193.5

Average basic shares outstanding	57.7	57.5	57.7	57.4
Effect of dilutive share-based awards	1.0	1.0	1.0	1.1
Average diluted shares outstanding	58.7	58.5	58.7	58.5

Earnings per basic share:
Earnings per basic share from continuing operations	$1.66	$1.40	$2.82	$2.76
Earnings per basic share from discontinued operations	—	0.11	—	0.61
Earnings per basic share	$1.66	$1.51	$2.82	$3.37

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.63	$1.37	$2.78	$2.71
Earnings per diluted share from discontinued operations	—	0.10	—	0.60
Earnings per diluted share	$1.63	$1.47	$2.78	$3.31

Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive was 0.2 million and 0.1 million for the three and six months ended June 30, 2026, respectively, and 0.2 million for both the three and six months ended June 30, 2025.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Changes in Accumulated Other Comprehensive (Loss) Income
The table below provides the accumulated balances for each classification of accumulated other comprehensive (loss) income, as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2025	$(213.8)	$233.8	$20.0
Other comprehensive income before reclassifications	—	(28.1)	(28.1)
Amounts reclassified from accumulated other comprehensive loss	4.8	—	4.8
Net period other comprehensive income (loss)	4.8	(28.1)	(23.3)
Balance as of June 30, 2026	$(209.0)	$205.7	$(3.3)
(a) Net of tax benefit of $81.6 million and $83.3 million as of June 30, 2026 and December 31, 2025, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Amortization of pension items:
Prior service costs	$0.2	$0.2	$0.4	$0.4
Net loss	3.1	3.5	6.2	7.0
Amortization of postretirement items:
Net gain	(0.1)	(0.1)	(0.2)	(0.2)
Total before tax	$3.2	$3.6	$6.4	$7.2
Tax impact	0.8	0.9	1.6	1.8
Total reclassifications for the period	$2.4	$2.7	$4.8	$5.4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic loss (benefit) for the three months ended June 30, 2026 and 2025 are as follows:

	Pension		Postretirement
(in millions)	2026	2025	2026	2025
Service cost	$0.8	$0.9	$—	$—
Interest cost	8.1	8.6	—	0.1
Expected return on plan assets	(10.9)	(11.1)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net loss (gain)	3.1	3.5	(0.1)	(0.1)
Net periodic loss (benefit)	$1.3	$2.1	$(0.1)	$—

For all plans, the components of net periodic loss (benefit) for the six months ended June 30, 2026 and 2025 are as follows:
	Pension		Postretirement
(in millions)	2026	2025	2026	2025
Service cost	$1.6	$1.7	$—	$—
Interest cost	16.3	17.2	0.1	0.1
Expected return on plan assets	(21.9)	(22.1)	—	—
Amortization of prior service cost	0.4	0.4	—	—
Amortization of net loss (gain)	6.2	7.0	(0.2)	(0.2)
Net periodic loss (benefit)	$2.6	$4.2	$(0.1)	$(0.1)
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous (expense) income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Engineering, selling, and administrative” in our Condensed Consolidated Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2026	$2.0	$0.4
Amounts contributed during the six months ended June 30, 2026	$0.7	$0.3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective Tax Rate	25.1%	23.2%	23.5%	22.0%
Our effective tax rate for the three months and six months ended June 30, 2026 is higher than the prior year’s comparable period, primarily due to an increase in non-U.S. taxes and lower benefit related to share-based compensation.
Our effective tax rate for the three months and six months ended June 30, 2026 is higher than the statutory U.S. federal tax rate of 21%, primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
As of June 30, 2026 and December 31, 2025, the total amount of gross unrecognized tax benefits, excluding interest and penalties, was $11.1 million and $10.3 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of June 30, 2026, we had three reporting units.
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
Changes to goodwill are as follows:

(in millions)	Aerospace & Advanced Technologies	Process Flow Technologies	Total
Balance as of December 31, 2025	$248.6	$435.3	$683.9
Acquisition (a)(b)	107.3	560.4	667.7
Currency translation	(1.0)	(10.4)	(11.4)
Balance as of June 30, 2026	$354.9	$985.3	$1,340.2
(a) For the period ended June 30, 2026, adjustments within the Aerospace & Advanced Technologies segment of $107.3 million relate to the acquisition of Druck. See Note 2, “Acquisitions,” in the Notes to the Condensed Consolidated Financial Statements for further information.

(b) For the period ended June 30, 2026, adjustments within the Process Flow Technologies segment of $560.4 million relate to the acquisitions of Panametrics, Reuter-Stokes and Optek. See Note 2, “Acquisitions,” in the Notes to the Condensed Consolidated Financial Statements for further information.

As of June 30, 2026, we had $652.4 million of net intangible assets, of which $22.6 million were intangibles with indefinite useful lives. As of December 31, 2025, we had $149.5 million of net intangible assets, of which $22.9 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance at beginning of period, net of accumulated amortization	$149.5	$159.9
Additions (a)	542.2	—
Amortization expense	(32.0)	(13.8)
Currency translation and other	(7.3)	3.4
Balance at end of period, net of accumulated amortization	$652.4	$149.5
(a) For the period ended June 30, 2026, additions of $542.2 million relate to the acquisitions of Druck, Panametrics, Reuter-Stokes and Optek.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		June 30, 2026			December 31, 2025
(dollars in millions)	Weighted Average Amortization Period of Definite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	12.7	$247.3	$53.2	$194.1	$82.0	$44.8	$37.2
Customer relationships and backlog	16.8	563.5	106.6	456.9	194.6	83.8	110.8
Drawings	40.0	11.1	10.9	0.2	11.1	10.9	0.2
Other	25.9	38.3	37.1	1.2	38.4	37.1	1.3
Total	16.2	$860.2	$207.8	$652.4	$326.1	$176.6	$149.5
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2026	$31.8
2027	61.0
2028	59.8
2029	59.8
2030	46.2
2031 and after	371.2
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2026	December 31, 2025
Employee related expenses	$124.0	$117.1
Current lease liabilities	17.3	13.6
Contract liabilities	61.1	46.0
Environmental liabilities	8.0	7.8
Other	114.4	84.8
Total	$324.8	$269.3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Commitments and Contingencies
Environmental Matters
For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2026 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
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
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The remediation of the PGA North Site comprises two main remedial components: a plume management and remediation system (in accordance with the requirements of the 2006 Consent Decree) and source area remediation (to comply with the requirements of the 2014 ROD Amendment). The 2019 conceptual agreement and modified remedial approach focused on enhanced extraction of contaminated groundwater and targeted reinjection of treated groundwater and was designed to accelerate remedial progress at the site. The modified remedial approach required certain capital investments and infrastructure upgrades across the broader plume area, with the final components of this approach commissioned in 2022. In addition, the modified source area treatment remedy was commissioned in late 2023. As part of our approved remedial plans, the Company is required to conduct periodic groundwater monitoring to demonstrate the effectiveness of these system enhancements and provide the EPA with a report evaluating remedial performance, restoration time frames and potential inefficiencies (which may warrant further system upgrade or modifications). The year 2027 was selected as a milestone to enable the collection of 3 to 4 years of post-commissioning data, analysis of data and submission of a performance monitoring report to the EPA with recommendations. This report will document the project restoration time frames for groundwater and outline the future operational scheme, including the key milestones for transitioning from active

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
groundwater treatment to monitoring only. This report will be submitted to the EPA for approval and in combination with regulatory discussions and consultations, and is expected to provide clarity on future remedial requirements at the site and associated costs. The total estimated gross liability was $11.2 million and $12.9 million as of June 30, 2026 and December 31, 2025, respectively, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million as of June 30, 2026 and December 31, 2025, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2026 and December 31, 2025, we recorded a receivable of $1.9 million and $2.3 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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
For the three and six months ended June 30, 2025, we incurred expenses of $0.2 million and $5.8 million, respectively primarily related to damages caused by the hurricane, which included professional fees to restore and maintain the site. These costs are included in Engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations. On a cumulative basis, we incurred expenses of $29.1 million related to damages caused by the hurricane and received corresponding insurance recoveries of $25.0 million. During the second quarter of 2025, we also received insurance proceeds for lost profits of $4.0 million, included in Miscellaneous income, net in the Condensed Consolidated Statements of Operations.
The following table summarizes the components of Loss from natural disaster, net of insurance recoveries:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in millions)	2025	2025
Site clean-up and remediation costs	$0.1	$4.7
Impairment and Repairs of property, plant and equipment	0.1	0.8
Impairment and rework of inventory	—	0.1
Other	—	0.2
Total expenses and losses	$0.2	$5.8
Insurance recoveries received	$—	$5.0
Insurance recoveries to be received	0.2	0.8
Loss from natural disaster, net of insurance recoveries	$—	$—
Insurance proceeds for lost profits	$4.0	$4.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, including government contracting violations, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of June 30, 2026, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Financing
Our long-term debt consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Term Facility	$11.3	$—
Total short-term borrowings	$11.3	$—

Term Facility (a)	$887.1	$898.2
Revolving Facility	200.0	250.0
Total long-term debt	$1,087.1	$1,148.2
(a) Debt issuance costs totaled $1.6 million and $1.8 million as of June 30, 2026 and as of December 31, 2025, and have been netted against the aggregate principal amount.
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
On December 29, 2025, the Company borrowed $900 million under the Term Facility and an additional $250 million under the Revolving Facility. The borrowings under the Term Facility and Revolving Facility were used, along with cash on-hand, to fund the consummation of the Company’s January 2026 acquisitions of Druck, Panametrics, Reuter-Stokes, and Optek.
On February 11, 2026, the Company borrowed $50 million under the Revolving Facility to fund working capital requirements and general corporate purposes. During the second quarter of 2026, the Company repaid $100 million under the Revolving Facility.
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
The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets and transactions with affiliates. The Credit Agreement also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a consolidated total net leverage ratio of no greater than 3.75 to 1.00, although such level may, at the Company’s option, be increased by 0.25 upon the consummation of certain permitted acquisitions for certain periods and (ii) a consolidated interest coverage ratio of no greater than 3.00 to 1.00. The Company was in compliance with all such covenants as of June 30, 2026.

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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $93.7 million and $21.2 million as of June 30, 2026 and December 31, 2025, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $0.7 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively. Derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were $1.3 million as of June 30, 2026. The Company had no such derivative payable as of December 31, 2025.

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
Tariff Refunds
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. On March 4, 2026, the U.S. Court of International Trade issued an additional ruling that importers that paid tariffs under the IEEPA are due refunds and ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. On April 20, 2026, CBP launched Phase 1 of its process for submitting IEEPA refund claims.
As the nature, timing, and amount of any such refunds remain uncertain, the Company elected to account for such refunds under the gain contingency model. During the three and six months ended June 30, 2026, the Company recognized $18.7 million of tariff refunds as a reduction to “Cost of sales” in the Condensed Consolidated Statements of Operations. No portion of the recognized refunds was allocated to inventory, as the underlying inventory to which the refunds related had been sold prior to June 30, 2026. In addition, the Company recognized $0.8 million of interest income related to tariff refunds received through June 30, 2026.
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
For 2026, we expect total sales growth in the mid 20%s, driven by the Druck, Panametrics, Reuter-Stokes, and Optek acquisitions, as well as core sales growth at the mid-to-higher end of our long-term 5-6% core growth expectation and a slight foreign exchange benefit. We expect an improvement in operating profit driven primarily by productivity benefits and operating leverage on higher volumes, lower transaction related expenses, higher pricing net of inflation and contributions from the Druck, Panametrics, Reuter-Stokes, and Optek acquisitions.
Aerospace & Advanced Technologies
In 2026, we expect Aerospace & Advanced Technologies sales to increase in the mid 20%s range driven by core sales growth modestly above our 7-9% long-term core sales expectation, a mid-teen percentage contribution from the Druck acquisition and a slight benefit from favorable foreign exchange. We expect an improvement in our commercial OEM business driven by higher aircraft build rates, and increased demand for our military OEM and aftermarket business driven by continued global geopolitical uncertainty. We expect segment operating profit to increase compared to 2025 due to higher volumes, positive net price and the contribution from the Druck acquisition. However, we expect operating margin to decline modestly compared to 2025 driven by the dilutive impact of the Druck acquisition.
Process Flow Technologies
In 2026, we expect Process Flow Technologies sales to increase in the mid 20%s driven by flat-to-low single digit core sales growth, a low-20% contribution from the Panametrics, Reuter-Stokes, and Optek acquisitions, as well as a 1% benefit from foreign exchange. We expect core sales to be driven by demand in the pharmaceutical, water and waste-water and cryogenic markets offset by continued market softness in the chemical markets. We expect segment operating profit to increase compared to 2025 due primarily to the contribution from the Panametrics, Reuter-Stokes, and Optek acquisitions. However, we expect operating margin to be relatively flat compared to 2025 driven primarily by productivity and net price offset by the dilutive impact of the Panametrics, Reuter-Stokes, and Optek acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Three Months Ended June 30, 2026 and 2025
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the second quarter 2026 versus the second quarter 2025, unless otherwise specified.

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%(a)
Net sales	$724.7	$577.2	$147.5	25.6%

Cost of sales	417.2	334.9	(82.3)	(24.6)%
as a percentage of sales	57.6%	58.0%
Engineering, selling and administrative	163.2	139.4	(23.8)	(17.1)%
as a percentage of sales	22.5%	24.2%
Operating profit	144.3	102.9	41.4	40.2%
Operating margin	19.9%	17.8%

Other income (expense):
Interest income	2.1	2.9	(0.8)	(27.6)%
Interest expense	(16.6)	(4.3)	(12.3)	(286.0)%
Miscellaneous (expense) income, net	(1.8)	3.1	(4.9)	(158.1)%
Total other (expense) income, net	(16.3)	1.7	(18.0)	NM
Income from continuing operations before income taxes	128.0	104.6	23.4	22.4%
Provision for income taxes	32.1	24.3	(7.8)	(32.1)%
Net income from continuing operations attributable to common shareholders	$95.9	$80.3	$15.6	19.4%
(a) A variance designated as “NM” indicates such calculation is not meaningful.
Sales increased by $147.5 million, or 25.6%, to $724.7 million in 2026. The period-over-period change in sales included:
•an increase in sales related to the Druck, Panametrics, Reuter-Stokes and Optek acquisitions of $114.5 million, or 19.8%;
•an increase in core sales of $30.0 million, or 5.2%, which was driven by higher pricing; and
•favorable foreign currency translation of $3.0 million, or 0.6%.
Cost of sales increased by $82.3 million, or 24.6%, to $417.2 million in 2026. The increase primarily reflects the impact of the Druck, Panametrics, Reuter-Stokes and Optek acquisitions of $80.6 million, or 24.1%, higher material, labor and other manufacturing costs of $22.7 million, or 6.8%, unfavorable mix of $15.5 million, or 4.6%, and unfavorable foreign currency translation of $1.7 million, or 0.5%, partially offset by the favorable impact of tariff refunds of $18.7 million, or 5.6%, strong productivity gains of $13.6 million, or 4.1%, lower volumes of $3.8 million, or 1.1%, and cost savings of $2.2 million, or 0.7%.
Engineering, selling and administrative expenses increased by $23.8 million, or 17.1%, to $163.2 million in 2026, primarily driven by the acquisitions of Druck, Panametrics, Reuter-Stokes and Optek of $32.5 million, or 23.3%, partially offset by productivity and cost savings of $9.2 million, or 6.6%.
Operating profit increased by $41.4 million, or 40.2%, to $144.3 million in 2026. The increase primarily reflected higher productivity gains and cost savings of $21.4 million, or 20.8%, strong net price of $16.4 million, or 15.9%, impact from tariff refunds of $18.7 million, or 18.2%, and favorable contributions from acquisitions of $1.3 million, or 1.3%, partially offset by unfavorable mix of $15.5 million, or 15.1% and lower volumes of $1.3 million, or 1.3%.
Our effective tax rate for the three months ended June 30, 2026 is higher than the prior year’s comparable period, primarily due to an increase in non-U.S. taxes and lower benefit related to share-based compensation.
Our effective tax rate for the three months ended June 30, 2026 is higher than the statutory U.S. federal tax rate of 21%, primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comprehensive Income

	Three Months Ended
	June 30,
(in millions)	2026	2025
Net income	$95.9	$86.4
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(9.5)	41.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.4	2.7
Other comprehensive (loss) income, net of tax	(7.1)	44.4
Comprehensive income before allocation to noncontrolling interests	88.8	130.8
Less: Noncontrolling interests in comprehensive income	—	—
Comprehensive income attributable to common shareholders	$88.8	$130.8
For the three months ended June 30, 2026, comprehensive income was $88.8 million compared to $130.8 million in the same period of 2025. The $42.0 million decrease was primarily driven by $51.2 million year-over-year unfavorable impact of foreign currency translation, primarily related to the euro and British pound, offset by higher net income of $9.5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Months Ended June 30, 2026 and 2025
Aerospace & Advanced Technologies

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%(a)
Net sales by product line:
Commercial Original Equipment	$128.4	$96.6	$31.8	32.9%
Military Original Equipment	84.1	72.7	11.4	15.7%
Commercial Aftermarket Products	62.6	57.2	5.4	9.4%
Military Aftermarket Products	34.0	31.7	2.3	7.3%
Other	$30.0	$—	$30.0	NM
Total net sales	$339.1	$258.2	$80.9	31.3%
Cost of sales	$206.5	$152.3	$(54.2)	(35.6)%
as a percentage of sales	60.9%	59.0%
Engineering, selling and administrative	$43.7	$38.0	$(5.7)	(15.0)%
as a percentage of sales	12.9%	14.7%
Operating profit	$88.9	$67.9	$21.0	30.9%
Operating margin	26.2%	26.3%

Supplemental Data:
Backlog (b)	$1,267.7	$1,052.8	$214.9	20.4%
(a) A variance designated as “NM” indicates such calculation is not meaningful.
(b) Includes $100.2 million of backlog as of June 30, 2026 pertaining to the Druck acquisition.
Sales increased $80.9 million, or 31.3%, to $339.1 million in 2026, primarily driven from the impact of the Druck acquisition of $45.9 million, or 17.8%, higher core sales of $34.4 million, or 13.3%, and favorable foreign currency translation of $0.6 million, or 0.2%.
•Sales of Commercial Original Equipment increased $31.8 million, or 32.9%, to $128.4 million in 2026, reflecting the impact of the Druck acquisition and strong demand from aircraft manufacturers.
•Sales of Military Original Equipment increased $11.4 million, or 15.7%, to $84.1 million in 2026, reflecting strong demand from defense and space customers and the impact of the Druck acquisition.
•Sales of Commercial Aftermarket Products increased $5.4 million, or 9.4%, to $62.6 million in 2026, reflecting continued demand from the airlines due to strong air traffic.
•Sales of Military Aftermarket Products increased $2.3 million, or 7.3%, to $34.0 million in 2026, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
•Other sales increased $30.0 million, reflecting the impact of the Druck acquisition.
Cost of sales increased by $54.2 million, or 35.6%, to $206.5 million in 2026, primarily reflecting the impact of the Druck acquisition of $31.6 million, or 20.7%, unfavorable mix of $15.2 million or 10.0%, increased material, labor and other manufacturing costs of $13.9 million, or 9.1%, higher volumes of $5.7 million, or 3.7%, partially offset by the favorable impact of tariff refunds of $5.5 million, or 3.6%, strong productivity gains of $5.9 million, or 3.9%, and cost savings of $1.0 million, or 0.7%.
Engineering, selling and administrative expenses increased by $5.7 million, or 15.0%, to $43.7 million in 2026, primarily driven by the acquisition of Druck of $11.6 million, or 30.5%, partially offset by cost savings and productivity of $6.1 million, or 16.1%.
Operating profit increased by $21.0 million, or 30.9%, to $88.9 million in 2026, primarily reflecting higher volumes and strong net price of $18.9 million, or 27.8%, higher productivity gains and cost savings of $8.9 million, or 13.1%, favorable impact from tariff refunds of $5.5 million, or 8.1%, favorable contribution from the acquisition of Druck of $2.7 million, or 4.0%, offset by unfavorable mix of $15.2 million, or 22.4%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	Second Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%
Net sales by product line:
Process Valves and Related Products	$307.6	$241.2	$66.4	27.5%
Commercial Valves	35.1	37.1	(2.0)	(5.4)%
Pumps and Systems	42.9	40.7	2.2	5.4%
Total net sales	$385.6	$319.0	$66.6	20.9%
Cost of sales	$210.7	$182.6	$(28.1)	(15.4)%
as a percentage of sales	54.6%	57.2%
Engineering, selling and administrative	$93.3	$72.5	$(20.8)	(28.7)%
as a percentage of sales	24.2%	22.7%
Operating profit	$81.6	$63.9	$17.7	27.7%
Operating margin	21.2%	20.0%

Supplemental Data:
Backlog (a)	$619.6	$403.1	$216.5	53.7%
(a) Includes $230.9 million of backlog as of June 30, 2026 pertaining to the Panametrics, Reuter-Stokes, and Optek acquisitions.
Sales increased by $66.6 million, or 20.9%, to $385.6 million in 2026, primarily driven by the impact of Panametrics, Reuter-Stokes and Optek acquisitions of $68.6 million, or 21.5%, favorable foreign currency translation of $2.4 million, or 0.8%, offset by lower core sales of $4.4 million, or 1.4%.
•Sales of Process Valves and Related Products increased by $66.4 million, or 27.5%, to $307.6 million in 2026, primarily driven by the impact of the Panametrics, Reuter-Stokes and Optek acquisitions of $68.6 million, or 28.4%, favorable foreign currency translation of $2.1 million, or 0.9%, offset by lower core sales of $4.3 million, or 1.8%. driven by lower volumes.
•Sales of Commercial Valves decreased by $2.0 million, or 5.4%, to $35.1 million in 2026, reflecting lower core sales of 2.3 million, or 6.2%, driven by lower volumes, offset by the impact of favorable foreign currency translation of $0.3 million, or 0.8%.
•Sales of Pumps and Systems increased by $2.2 million, or 5.4%, to $42.9 million in 2026, reflecting an increase in core sales driven by higher pricing.
Cost of sales increased by $28.1 million, or 15.4%, to $210.7 million, primarily driven by the impact of the Panametrics, Reuter-Stokes and Optek acquisitions of $49.0 million, or 26.8%, higher material, labor and other manufacturing costs of $8.8 million, or 4.8%, and unfavorable foreign currency translation of $1.4 million, or 0.8%, partially offset by the impact of tariff refunds of $13.2 million, or 7.2%, lower volumes of $9.5, million or 5.2%, strong productivity gains of $7.7 million, or 4.2%, and to a lesser extent cost savings of $1.1 million, or 0.6%.
Engineering, selling and administrative expenses increased by $20.8 million, or 28.7%, to $93.3 million, primarily driven by the acquisitions of Panametrics, Reuter-Stokes and Optek.
Operating profit increased by $17.7 million, or 27.7%, to $81.6 million in 2026. The increase is primarily due to strong productivity gains, net price and cost savings of $15.6 million, or 24.4%, and the favorable impact from tariff refunds of $13.2 million, or 20.7%, partially offset by lower volumes and the net impact of acquisitions driven primarily by amortization of acquisition-related intangibles and transaction related expenses, of $11.1 million, or 17.4%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Six Months Ended June 30, 2026 and 2025
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first six months of 2026 versus the first six months of 2025, unless otherwise specified.

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%(a)
Net sales	$1,421.1	$1,134.8	$286.3	25.2%

Cost of sales	832.3	654.9	(177.4)	(27.1)%
as a percentage of sales	58.6%	57.7%
Engineering, selling and administrative	344.4	275.9	(68.5)	(24.8)%
as a percentage of sales	24.2%	24.3%
Operating profit	244.4	204.0	40.4	19.8%
Operating margin	17.2%	18.0%
Other income (expense):
Interest income	3.7	6.1	(2.4)	(39.3)%
Interest expense	(33.4)	(8.8)	(24.6)	(279.5)%
Miscellaneous (expense) income, net	(1.6)	2.1	(3.7)	(176.2)%
Total other expense, net	(31.3)	(0.6)	(30.7)	NM
Income from continuing operations before income taxes	213.1	203.4	9.7	4.8%
Provision for income taxes	50.1	44.8	(5.3)	(11.8)%
Net income from continuing operations attributable to common shareholders	$163.0	$158.6	$4.4	2.8%
(a) A variance designated as “NM” indicates such calculation is not meaningful.
Sales increased by $286.3 million, or 25.2%, to $1,421.1 million in 2026. The year-over-year change in sales included:
•an increase in sales related to the Druck, Panametrics, Reuter-Stokes and Optek acquisitions of $216.6 million, or 19.1%;
•an increase in core sales of $51.4 million, or 4.5%, which was driven by higher pricing; and
•favorable foreign currency translation of $18.3 million, or 1.6%.
Cost of sales increased by $177.4 million, or 27.1%, to $832.3 million in 2026. The increase primarily reflects the impact of the Druck, Panametrics, Reuter-Stokes and Optek acquisitions of $154.0 million, or 23.5%, higher material, labor and other manufacturing costs of $45.7 million, or 7.0%, unfavorable mix of $25.9 million, or 4.0%, and unfavorable foreign currency translation of $10.7 million, or 1.6%, partially offset by strong productivity gains of $27.6 million, or 4.2%, favorable impact of tariff refunds of $18.7 million, or 2.9%, lower volumes of $8.3 million, or 1.3%, and cost savings of $4.6 million, or 0.7%.
Engineering, selling and administrative expenses increased by $68.5 million, or 24.8%, to $344.4 million in 2026, primarily driven by the acquisitions of Druck, Panametrics, Reuter-Stokes and Optek of $66.9 million, or 24.2%.
Operating profit increased by $40.4 million, or 19.8%, to $244.4 million in 2026. The increase primarily reflected higher productivity gains and cost savings of $42.3 million, or 20.7%, favorable impact from tariff refunds of $18.7 million, or 9.2%, strong net price of $12.9 million, or 6.3%, and favorable currency translation of $2.0 million, or 1.0%, partially offset by unfavorable mix of $25.9 million, or 12.7%, lower volumes of $5.3 million, or 2.6%, and the net impact of acquisitions of $4.3 million, or 2.1%, driven primarily by amortization of acquisition-related intangibles.
Our effective tax rate for the six months ended June 30, 2026 is higher than the prior year’s comparable period, primarily due to an increase in non-U.S. taxes and lower benefit related to share-based compensation.
Our effective tax rate for the six months ended June 30, 2026 is higher than the statutory U.S. federal tax rate of 21%, primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Six Months Ended
	June 30,
(in millions)	2026	2025
Net income	$163.0	$193.5
Components of other comprehensive income, net of tax
Currency translation adjustment	(28.1)	60.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	4.8	5.4
Other comprehensive (loss) income, net of tax	(23.3)	65.4
Comprehensive income attributable to common shareholders	$139.7	$258.9
For the six months ended June 30, 2026, comprehensive income was $139.7 million compared to $258.9 million in the same period of 2025. The $119.2 million decrease was primarily driven by a $88.1 million unfavorable impact of foreign currency translation, primarily related to the euro and British pound, and by lower net income of $30.5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Six Months Ended June 30, 2026 and 2025
Aerospace & Advanced Technologies

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%
Net sales by product line:
Commercial Original Equipment	$255.0	$190.6	$64.4	33.8%
Military Original Equipment	168.7	144.5	24.2	16.7%
Commercial Aftermarket Products	115.6	117.6	(2.0)	(1.7)%
Military Aftermarket Products	63.1	54.4	8.7	16.0%
Other	55.0	—	$55.0	NM
Total net sales	$657.4	$507.1	$150.3	29.6%
Cost of sales	$402.7	$300.1	$(102.6)	(34.2)%
as a percentage of sales	61.3%	59.2%
Engineering, selling and administrative	$94.3	$74.5	$(19.8)	(26.6)%
as a percentage of sales	14.3%	14.7%
Operating profit	$160.4	$132.5	$27.9	21.1%
Operating margin	24.4%	26.1%
A variance designated as “NM” indicates such calculation is not meaningful.
Sales increased $150.3 million, or 29.6%, to $657.4 million in 2026, primarily driven from the impact of the Druck acquisition of $88.8 million, or 17.5%, higher core sales of $57.7 million, or 11.4%, and favorable foreign currency translation of $3.8 million, or 0.7%.
•Sales of Commercial Original Equipment increased $64.4 million, or 33.8%, to $255.0 million in 2026, reflecting the impact of the Druck acquisition and strong demand from aircraft manufacturers.
•Sales of Military Original Equipment increased $24.2 million, or 16.7%, to $168.7 million in 2026, primarily reflecting strong demand from defense and space customers and the impact of the Druck acquisition.
•Sales of Commercial Aftermarket Products decreased $2.0 million, or 1.7%, to $115.6 million in 2026.
•Sales of Military Aftermarket Products increased $8.7 million, or 16.0%, to $63.1 million in 2026, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
•Other sales increased $55.0 million, reflecting the impact of the Druck acquisition.
Cost of sales increased by $102.6 million, or 34.2%, to $402.7 million in 2026, primarily reflecting the impact of the Druck acquisition of $60.4 million, or 20.1%, unfavorable mix of $26.2 million, or 8.7%, increased material, labor and other manufacturing costs of $25.2 million, or 8.4%, and higher volumes of $8.3 million, or 2.8%, partially offset by strong productivity gains of $11.8 million, or 3.9%, favorable impact of tariff refunds of $5.5 million, or 1.8%, and cost savings of $2.1 million, or 0.7%.
Engineering, selling and administrative expenses increased by $19.8 million, or 26.6%, to $94.3 million in 2026, primarily driven by the acquisition of Druck of $24.8 million, or 33.3%, partially offset by cost savings and productivity of $6.1 million, or 8.2%.
Operating profit increased by $27.9 million, or 21.1%, to $160.4 million in 2026, primarily reflecting higher volumes and strong net price of $26.5 million, or 20.0%, higher productivity gains and cost savings of $17.7 million, or 13.4%, favorable impact from tariff refunds of $5.5 million, or 4.2%, and the favorable contribution from the acquisition of Druck of $3.6 million, or 2.7%, partially offset by unfavorable mix of $26.2 million, or 19.8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%
Net sales by product line:
Process Valves and Related Products	$602.8	$474.7	$128.1	27.0%
Commercial Valves	76.1	74.5	1.6	2.1%
Pumps and Systems	84.8	78.5	6.3	8.0%
Total net sales	$763.7	$627.7	$136.0	21.7%
Cost of sales	$429.6	$354.8	$(74.8)	(21.1)%
as a percentage of sales	56.3%	56.5%
Engineering, selling and administrative	$188.3	$146.2	$(42.1)	(28.8)%
as a percentage of sales	24.7%	23.3%
Operating profit	$145.8	$126.7	$19.1	15.1%
Operating margin	19.1%	20.2%

Sales increased by $136.0 million, or 21.7%, to $763.7 million in 2026, primarily driven by the impact of Panametrics, Reuter-Stokes and Optek acquisitions of $127.8 million, or 20.4%, favorable foreign currency translation of $14.5 million, or 2.3%, offset by lower core sales of $6.3 million, or 1.0%.
•Sales of Process Valves and Related Products increased by $128.1 million, or 27.0%, to $602.8 million in 2026, primarily driven by the impact of the Panametrics, Reuter-Stokes and Optek acquisitions of $127.8 million, or 26.9%, favorable foreign currency translation of $11.2 million, or 2.4%, offset by lower core sales of $10.9 million, or 2.3%, driven by lower volumes.
•Sales of Commercial Valves increased by $1.6 million, or 2.1%, to $76.1 million in 2026, primarily due to favorable foreign currency translation of $3.1 million or 4.2%. as the British pound strengthened against the U.S. dollar offset by lower core sales of 1.5 million or 2.0% driven by lower volumes.
•Sales of Pumps and Systems increased by $6.3 million, or 8.0%, to $84.8 million in 2026, reflecting an increase in core sales driven by higher pricing.
Cost of sales increased by $74.8 million, or 21.1%, to $429.6 million, primarily driven by the impact of the Panametrics, Reuter-Stokes and Optek acquisitions of $93.7 million, or 26.4%, higher material, labor and other manufacturing costs of $20.5 million, or 5.8%, unfavorable foreign currency translation of $8.7 million, or 2.5%, partially offset by impact of tariff refunds of $13.2 million, or 3.7%, lower volumes of $16.6 million, or 4.7%, strong productivity gains of $15.8 million, or 4.4%, and to a lesser extent cost savings of $2.5 million, or 0.7%.
Engineering, selling and administrative expenses increased by $42.1 million, or 28.8%, to $188.3 million, primarily driven by the acquisitions of Panametrics, Reuter-Stokes and Optek.
Operating profit increased by $19.1 million, or 15.1%, to $145.8 million in 2026. The increase is primarily due to strong productivity gains, net price and cost savings of $30.5 million, or 24.1%, impact from tariff refunds of $13.2 million, or 10.4%, favorable foreign currency translation of $1.4 million, or 1.1%, partially offset by lower volumes and the net impact of acquisitions driven primarily by amortization of acquisition-related intangibles and transaction related expenses of $26.2 million, or 20.7%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in millions)	2026	2025
Net cash provided by (used for):
Operating activities from continuing operations	$92.8	$58.8
Investing activities from continuing operations	(1,380.6)	(30.3)
Financing activities	(87.7)	(235.3)
Discontinued operations (a)	—	213.6
Effect of exchange rates on cash and cash equivalents	(3.9)	18.7
(Decrease) increase in cash and cash equivalents	$(1,379.4)	$25.5
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
Our current cash balance, together with cash we expect to generate from future operations and borrowing capacity available under our revolving credit facility, is expected to be sufficient to finance our short-term and long-term capital requirements.
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
On February 11, 2026, the Company borrowed $50 million under the Revolving Facility to fund working capital requirements and general corporate purposes. During the second quarter of 2026, the Company repaid $100 million under the Revolving Facility.
Operating Activities
Cash provided by operating activities from continuing operations was $92.8 million in the first six months of 2026, as compared to $58.8 million during the same period last year. The increase in cash provided by operating activities from continuing operations was primarily driven by the $24.0 million increase in net income from continuing operations adjusted for the exclusion of non-cash items and a $5.2 million decrease in defined benefit plans and postretirement contributions.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for acquisitions of businesses and capital expenditures. Cash used for investing activities from continuing operations was $1,380.6 million in the first six months of 2026, as compared to $30.3 million in the comparable period of 2025. The increase in cash used for investing activities was primarily attributable to the aggregate cash paid of $1,355.4 million for the acquisitions of Druck, Panametrics, Reuter-Stokes and Optek, offset by a $5.0 million decrease in capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Financing Activities
Financing cash flows consist primarily of dividend payments to stockholders, repayments of indebtedness, proceeds from our Credit Facilities and proceeds from the issuance of common stock in connection with employee stock plans.
Cash used for financing activities was $87.7 million during the first six months of 2026 compared to $235.3 million in the comparable period of 2025. The decrease in cash used for financing activities was primarily attributable to a $100.0 million decrease in repayments of long-term debt and $50.0 million of borrowings under the Company’s Revolving Facility in the first quarter of 2026.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2026. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CRANE COMPANY
REGISTRANT

Date
July 31, 2026	By	/s/ Alejandro A. Alcala
Alejandro A. Alcala
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
July 31, 2026		Richard A. Maue
Executive Vice President and Chief Financial Officer