Form 10-Q
period 2026-09-30
Crane Co
filed 2026-10-29
CIK 1944013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 27, 2026
Common stock, $1.00 Par Value – 57,833,158 shares

Crane Company

Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$754.6	$589.2	$2,175.7	$1,724.0
Operating costs and expenses:
Cost of sales	440.0	337.9	1,272.3	992.8
Engineering, selling and administrative	174.0	132.9	518.4	408.8
Operating profit	140.6	118.4	385.0	322.4
Other income (expense):
Interest income	1.2	2.2	4.9	8.3
Interest expense	(13.7)	(1.0)	(47.1)	(9.8)
Miscellaneous (expense) income, net	(1.9)	0.8	(3.5)	2.9
Total other (expense) income, net	(14.4)	2.0	(45.7)	1.4
Income from continuing operations before income taxes	126.2	120.4	339.3	323.8
Provision for income taxes	28.9	29.0	79.0	73.8
Net income from continuing operations attributable to common shareholders	97.3	91.4	260.3	250.0
Income from discontinued operations, net of tax (Note 3)	—	—	—	34.9
Net income attributable to common shareholders	$97.3	$91.4	$260.3	$284.9

Earnings per basic share:
Earnings per basic share from continuing operations	$1.68	$1.59	$4.51	$4.35
Earnings per basic share from discontinued operations	—	—	—	0.61
Earnings per basic share	$1.68	$1.59	$4.51	$4.96

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.66	$1.56	$4.43	$4.27
Earnings per diluted share from discontinued operations	—	—	—	0.60
Earnings per diluted share	$1.66	$1.56	$4.43	$4.87

Average shares outstanding:
Basic	57.8	57.6	57.7	57.5
Diluted	58.8	58.6	58.7	58.6

Dividends per share	$0.255	$0.23	$0.765	$0.69

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net income attributable to common shareholders	$97.3	$91.4	$260.3	$284.9
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(2.3)	(8.2)	(30.4)	51.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.4	2.7	7.2	8.1
Other comprehensive income (loss), net of tax	0.1	(5.5)	(23.2)	59.9
Comprehensive income attributable to common shareholders	$97.4	$85.9	$237.1	$344.8
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$315.7	$506.5
Restricted cash	—	1,223.3
Accounts receivable, net of allowance for doubtful accounts of $18.5 as of September 30, 2026 and $8.4 as of December 31, 2025	513.3	358.7
Inventories, net:
Finished goods	87.5	58.6
Work in process	160.9	106.6
Raw materials	267.2	211.3
Inventories, net	515.6	376.5
Other current assets	141.1	106.4
Total current assets	1,485.7	2,571.4
Property, plant and equipment:
Cost	838.2	746.0
Less: accumulated depreciation	459.1	467.2
Property, plant and equipment, net	379.1	278.8
Long-term deferred tax assets	7.9	3.5
Other assets	172.2	166.3
Intangible assets, net	635.5	149.5
Goodwill	1,315.7	683.9
Total assets	$3,996.1	$3,853.4
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	September 30, 2026	December 31, 2025
Liabilities and equity
Current liabilities:
Short-term borrowings	$16.9	$—
Accounts payable	209.5	189.6
Accrued liabilities	336.1	269.3
U.S. and foreign taxes on income	5.8	6.3
Total current liabilities	568.3	465.2
Long-term debt, net	911.6	1,148.2
Accrued pension, postretirement benefits and post-employment benefits	41.1	43.0
Long-term deferred tax liability	105.8	45.9
Other liabilities	100.8	87.7
Total liabilities	1,727.6	1,790.0
Commitments and contingencies (Note 12)
Equity:
Common shares, par value $1.00; 66,475,307 shares authorized; 57,833,158 and 57,607,816 shares issued and outstanding, respectively	57.8	57.6
Capital surplus	463.9	452.0
Retained earnings	1,747.7	1,531.5
Accumulated other comprehensive (loss) income	(3.2)	20.0
Total shareholders’ equity	2,266.2	2,061.1
Noncontrolling interests	2.3	2.3
Total equity	2,268.5	2,063.4
Total liabilities and equity	$3,996.1	$3,853.4
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Operating activities:
Net income attributable to common shareholders	$260.3	$284.9
Less: Income from discontinued operations, net of tax	—	34.9
Net income from continuing operations attributable to common shareholders	260.3	250.0
Depreciation and amortization	82.3	37.8
Stock-based compensation expense	16.4	25.4
Defined benefit plans and postretirement cost	3.8	6.1
Deferred income taxes	(2.0)	—
Cash used for operating working capital	(147.1)	(108.7)
Defined benefit plans and postretirement contributions	(1.7)	(16.7)
Environmental payments, net of reimbursements	(1.6)	(2.0)
Other	10.8	(2.9)
Total provided by operating activities from continuing operations	221.2	189.0
Investing activities:
Payment for acquisitions - net of cash acquired and working capital adjustments	(1,323.6)	(0.2)
Capital expenditures	(37.4)	(43.7)
Other investing activities	0.1	0.5
Total used for investing activities from continuing operations	(1,360.9)	(43.4)
Financing activities:
Dividends paid	(44.1)	(39.7)
Net payments related to employee stock plans	(6.5)	(5.9)
Debt refinancing costs	—	(3.8)
Proceeds from debt	50.0	—
Repayments of debt	(270.0)	(247.5)
Total used for financing activities from continuing and discontinued operations	(270.6)	(296.9)
Discontinued Operations:
Total provided by investing activities(a)	—	213.6
Increase in cash and cash equivalents from discontinued operations	—	213.6
Effect of exchange rate on cash and cash equivalents	(3.8)	19.2
(Decrease) increase in cash and cash equivalents	(1,414.1)	81.5
Cash, cash equivalents and restricted cash at beginning of period(b)	1,729.8	306.7
Cash and cash equivalent at end of period	$315.7	$388.2
(a) For the nine months ended September 30, 2025, the cash provided by investing activities from discontinued operations was from the sale of the Engineered Materials segment. See Note 3, “Discontinued Operations” for additional information.

(b) Cash, cash equivalents and restricted cash at beginning of period included $1.2 billion in funds held in an escrow account related to the acquisition of Druck, Panametrics, and Reuter-Stokes brands.

See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(68.1)	$(40.7)
Inventories	(27.6)	(7.0)
Other current assets	(32.8)	47.8
Accounts payable	(38.9)	(36.0)
Accrued liabilities	21.9	(77.0)
U.S. and foreign taxes on income	(1.6)	4.2
Total	$(147.1)	$(108.7)

Supplemental disclosure of cash flow information:
Interest paid	$44.4	$7.8
Income taxes paid	$82.6	$71.4
See Notes to Condensed Consolidated Financial Statements.

CRANE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2025	57.6	$452.0	$1,531.5	$20.0	$2,061.1	$2.3	$2,063.4
Net income	—	—	67.1	—	67.1	—	67.1
Cash dividends ($0.255 per share)	—	—	(14.7)	—	(14.7)	—	(14.7)
Exercise of stock options	—	2.1	—	—	2.1	—	2.1
Impact from settlement of share-based awards, net of shares acquired	0.1	(13.1)	—	—	(13.0)	—	(13.0)
Impact from settlement of liability PRSUs (Note 1)	—	1.9	—	—	1.9	—	1.9
Stock-based compensation expense	—	8.6	—	—	8.6	—	8.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.4	2.4	—	2.4
Currency translation adjustment	—	—	—	(18.6)	(18.6)	—	(18.6)
BALANCE MARCH 31, 2026	57.7	$451.5	$1,583.9	$3.8	$2,096.9	$2.3	$2,099.2
Net income	—	—	95.9	—	95.9	—	95.9
Cash dividends ($0.255 per share)	—	—	(14.7)	—	(14.7)	—	(14.7)
Exercise of stock options	0.1	2.6	—	—	2.7	—	2.7
Impact from settlement of share-based awards, net of shares acquired	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation expense	—	4.0	—	—	4.0	—	4.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.4	2.4	—	2.4
Currency translation adjustment	—	—	—	(9.5)	(9.5)	—	(9.5)
BALANCE JUNE 30, 2026	57.8	$458.0	$1,665.1	$(3.3)	$2,177.6	$2.3	$2,179.9
Net income	—	—	97.3	—	97.3	—	97.3
Cash dividends ($0.255 per share)	—	—	(14.7)	—	(14.7)	—	(14.7)
Exercise of stock options	—	1.9	—	—	1.9	—	1.9
Impact from settlement of share-based awards, net of shares acquired	—	(0.1)	—	—	(0.1)	—	(0.1)
Stock-based compensation expense	—	4.1	—	—	4.1	—	4.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.4	2.4	—	2.4
Currency translation adjustment	—	—	—	(2.3)	(2.3)	—	(2.3)
BALANCE SEPTEMBER 30, 2026	57.8	$463.9	$1,747.7	$(3.2)	$2,266.2	$2.3	$2,268.5

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2024	57.3	$425.5	$1,217.8	$(61.9)	$1,638.7	$2.3	$1,641.0
Net income	—	—	107.1	—	107.1	—	107.1
Cash dividends ($0.23 per share)	—	—	(13.2)	—	(13.2)	—	(13.2)
Exercise of stock options	0.1	4.0	—	—	4.1	—	4.1
Impact from settlement of share-based awards, net of shares acquired	0.1	(14.6)	—	—	(14.5)	—	(14.5)
Impact from settlement of liability PRSUs (Note 1)	—	5.7	—	—	5.7	—	5.7
Stock-based compensation expense	—	8.0	—	—	8.0	—	8.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	2.7	—	2.7
Currency translation adjustment	—	—	—	18.3	18.3	—	18.3
BALANCE MARCH 31, 2025	57.5	$428.6	$1,311.7	$(40.9)	$1,756.9	$2.3	$1,759.2
Net income	—	—	86.4	—	86.4	—	86.4
Cash dividends ($0.23 per share)	—	—	(13.2)	—	(13.2)	—	(13.2)
Exercise of stock options	—	1.7	—	—	1.7	—	1.7
Impact from settlement of share-based awards, net of shares acquired	—	(0.2)	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	10.3	—	—	10.3	—	10.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	2.7	—	2.7
Currency translation adjustment	—	—	—	41.7	41.7	—	41.7
BALANCE JUNE 30, 2025	57.5	$440.4	$1,384.9	$3.5	$1,886.3	$2.3	$1,888.6
Net income	—	—	91.4	—	91.4	—	91.4
Cash dividends ($0.23 per share)	—	—	(13.3)	—	(13.3)	—	(13.3)
Exercise of stock options	0.1	2.9	—	—	3.0	—	3.0
Stock-based compensation expense	—	4.3	—	—	4.3	—	4.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	2.7	—	2.7
Currency translation adjustment	—	—	—	(8.2)	(8.2)	—	(8.2)
BALANCE SEPTEMBER 30, 2025	57.6	$447.6	$1,463.0	$(2.0)	$1,966.2	$2.3	$1,968.5
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
Liability Performance-Based Restricted Share Units
As a result of the April 3, 2023 separation into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (the “Separation”), certain executives held 3-year, cliff vesting performance-based restricted share units (“PRSUs”) that underwent an equity-to-liability modification and were denominated in Crane NXT, Co. stock. The PRSUs related to grants made prior to the Separation transaction and completed vesting in February 2026. During the first quarter of 2026 and 2025, 33,734 and 88,505 units vested and were settled by Crane NXT Co., respectively. The impact from the settlement of this liability was reflected on the Condensed Consolidated Statement of Changes in Equity as a $1.9 million and $5.7 million capital contribution as of March 31, 2026 and 2025, respectively. As of December 31, 2025, the liability balance was $2.1 million, and included in “Other liabilities” on our Condensed Consolidated Balance Sheets. There was no liability recorded as of September 30, 2026, as the final tranche vested during the first quarter of 2026.
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
As the nature, timing, and amount of any such refunds remain uncertain, the Company elected to account for such refunds under the gain contingency model. During the three and nine months ended September 30, 2026, the Company recognized $1.5 million and $20.2 million, respectively, of tariff refunds as a reduction to “Cost of sales” in the Condensed Consolidated Statements of Operations. No portion of the recognized refunds was allocated to inventory, as the underlying inventory to which the refunds related had been sold prior to the respective refund dates. In addition, the Company recognized $0.8 million of interest income related to tariff refunds received through September 30, 2026. The Company reduced net sales by $2.1 million related to tariff refunds.
Recent Accounting Pronouncements - Not Yet Adopted as of September 30, 2026
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including purchases of inventory, employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue and selling, general and administrative expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, ASU 2024-03 is required to be applied on a prospective basis while retrospective application is permitted. We are currently evaluating this guidance to determine the impact on our disclosures.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2 - Acquisitions
Trillium Flow Technologies
On September 14, 2026, the Company entered into a definitive Purchase Agreement to acquire the U.S. pump business from First Reserve-Backed Trillium Flow Technologies. Trillium Flow Technologies is a leading provider of highly engineered pump technologies primarily serving the U.S. municipal water and wastewater markets. The purchase price of the transaction is approximately $240.0 million, subject to post-closing adjustments. The transaction is expected to close in the fourth quarter of 2026, contingent upon regulatory approvals and the satisfaction of customary closing conditions. We intend to finance the acquisition with a combination of cash on hand and our Revolving Facility.
Druck, Panametrics and Reuter-Stokes
On January 1, 2026, the Company completed the acquisition of Druck, Panametrics and Reuter-Stokes from Baker Hughes. Collectively, these businesses are leading providers of sensor-based technologies for aerospace, nuclear and process industries. The purchase price was $1,147.4 million, net of $40.6 million of cash acquired and a final working capital adjustment of $31.8 million received from the seller.
The Druck brand has been integrated into our Aerospace & Advanced Technologies segment. The Panametrics and Reuter-Stokes brands have been integrated into our Process Flow Technologies segment. The amount allocated to goodwill reflects the expected synergies related to product line simplification, commercial enhancements, supply chain manufacturing productivity and other cost synergies.
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period as required by ASC 805. We have not yet completed our evaluation and determination of certain assets acquired and liabilities assumed. We do not expect any material adjustments to the values presented below:

Net assets acquired (in millions)
Total current assets	$241.5
Property, plant and equipment	71.9
Other assets	16.1
Intangible assets	466.0
Goodwill	562.5
Total assets acquired	$1,358.0

Total current liabilities	$116.5
Other liabilities	53.5
Total assumed liabilities	$170.0
Net assets acquired	$1,188.0
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
Other Acquisition
On January 1, 2026, the Company completed the acquisition of a leading provider of inline process control optical measurement solutions for biopharma, pharmaceutical and other demanding markets for $176.2 million, net of cash acquired of $8.2 million. The acquired company has been integrated into our Process Flow Technologies segment. The amount

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
allocated to goodwill reflects the expected synergies related to product line simplification and supply chain manufacturing productivity.

Net assets acquired (in millions)
Total current assets	$31.9
Property, plant and equipment	20.0
Other assets	0.2
Intangible assets	76.2
Goodwill	81.8
Total assets acquired	$210.1

Total current liabilities	$4.0
Other liabilities	21.7
Total assumed liabilities	$25.7
Net assets acquired	$184.4
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Pro Forma Data
The results of operations of Druck, Panametrics and Reuter-Stokes have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on January 1, 2026. Druck, Panametrics and Reuter-Stokes have contributed sales of $316.0 million resulting in an operating profit of approximately $4.2 million for the period from the completion of the acquisition through September 30, 2026.
The following unaudited pro forma information assumes that the acquisition was completed on January 1, 2025. The unaudited pro forma results of operations are provided for illustrative purposes only and are not indicative of the Company's actual consolidated results of operations or consolidated financial position. The unaudited pro forma information for the three and nine months ended September 30, 2025, includes the following adjustments, where applicable, for business combination accounting effects resulting from the acquisition: (i) amortization of the fair value step up in inventory, (ii) additional amortization expense related to finite-lived intangible assets acquired, (iii) additional interest expense related to financing for the acquisition (refer to Note 13, Financing), (iv) depreciation expense on property, plant and equipment, and (v) the related tax effects assuming that the business combination occurred on January 1, 2025.
The significant nonrecurring adjustments reflected in the unaudited pro forma consolidated information below include the reclassification of the transaction costs to the earliest period presented. The unaudited pro forma results of operations do not reflect any operating efficiencies or cost savings which resulted from the acquisition or may be realized in the future.
The following table contains unaudited pro forma condensed consolidated income statement information of the Company for the three and nine month periods ending September 30, 2025, as if the Druck, Panametrics and Reuter-Stokes closed on January 1, 2025, as such Net income includes transaction and financing adjustments of $20.8 million and $87.3 million, respectively.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions, except per share data)	2025	2025
Net sales (a)	$686.9	$1,998.9
Net income (a)	$77.5	$213.1
Net income per common share – assuming dilution	$1.32	$3.64
(a) Consolidated pro forma revenue and net income related to the optek-Danulat (“Optek”) acquisition have not been presented since the pro forma impact is not material.

Note 3 - Discontinued Operations
Effective on January 1, 2025, the Company completed the sale of the Engineered Materials segment for approximately $208.0 million, on a cash-free and debt-free basis. During the second quarter of 2025, the Company received $7.8 million related to a final working capital adjustment. During the nine months ended September 30, 2025, the Company recognized an after-tax gain of $34.9 million (pre-tax gain of $43.5 million), which was recorded in income from discontinued operations.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Financial information by reportable segment is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net Sales:
Aerospace & Advanced Technologies	$344.1	$270.2	$1,001.5	$777.3
Process Flow Technologies	410.5	319.0	1,174.2	946.7
TOTAL NET SALES	$754.6	$589.2	$2,175.7	$1,724.0

Cost of Sales:
Aerospace & Advanced Technologies	$204.5	$162.7	$607.2	$462.8
Process Flow Technologies	235.5	175.2	665.1	530.0
TOTAL COST OF SALES	$440.0	$337.9	$1,272.3	$992.8

Engineering, selling and administrative:
Aerospace & Advanced Technologies	$54.2	$39.8	$148.5	$114.3
Process Flow Technologies	94.1	73.0	282.4	219.2
Corporate	25.7	20.1	87.5	75.3
TOTAL ENGINEERING, SELLING AND ADMINISTRATIVE	$174.0	$132.9	$518.4	$408.8

Operating profit:
Aerospace & Advanced Technologies	$85.4	$67.7	$245.8	$200.2
Process Flow Technologies	80.9	70.8	226.7	197.5
Corporate	(25.7)	(20.1)	(87.5)	(75.3)
TOTAL OPERATING PROFIT	$140.6	$118.4	$385.0	$322.4

Interest income	1.2	2.2	4.9	8.3
Interest expense	(13.7)	(1.0)	(47.1)	(9.8)
Miscellaneous income (expense), net	(1.9)	0.8	(3.5)	2.9
Income from continuing operations before income taxes	$126.2	$120.4	$339.3	$323.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Depreciation and amortization:
Aerospace & Advanced Technologies	$8.4	$4.2	$25.3	$13.5
Process Flow Technologies	18.3	8.0	56.9	24.2
Corporate	0.1	—	0.1	0.1
TOTAL DEPRECIATION AND AMORTIZATION	$26.8	$12.2	$82.3	$37.8

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Capital expenditures:
Aerospace & Advanced Technologies	$10.8	$17.4
Process Flow Technologies	26.6	26.3
TOTAL CAPITAL EXPENDITURES	$37.4	$43.7

(in millions)	September 30, 2026	December 31, 2025
Assets:
Aerospace & Advanced Technologies	$1,288.9	$936.3
Process Flow Technologies	2,553.8	1,326.0
Corporate (a)	153.4	1,591.1
TOTAL ASSETS	$3,996.1	$3,853.4
(a) For the year ended December 31, 2025, Corporate Assets include $1,223.3 million of restricted cash.

(in millions)	September 30, 2026	December 31, 2025
Goodwill:
Aerospace & Advanced Technologies	$289.0	$248.6
Process Flow Technologies	1,026.7	435.3
TOTAL GOODWILL	$1,315.7	$683.9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Aerospace & Advanced Technologies
Commercial Original Equipment	$137.8	$99.5	$392.8	$290.1
Military Original Equipment	79.6	76.8	248.3	221.3
Commercial Aftermarket Products	63.6	67.0	179.2	184.6
Military Aftermarket Products	32.0	26.9	95.1	81.3
Other	31.1	—	86.1	—
Total Aerospace & Advanced Technologies	$344.1	$270.2	$1,001.5	$777.3

Process Flow Technologies
Process Valves and Related Products	$321.2	$238.2	$924.0	$712.9
Commercial Valves	41.7	38.2	117.8	112.7
Pumps and Systems	47.6	42.6	132.4	121.1
Total Process Flow Technologies	$410.5	$319.0	$1,174.2	$946.7

Net Sales	$754.6	$589.2	$2,175.7	$1,724.0
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of September 30, 2026, total backlog was $1,894.9 million. We expect to recognize approximately 38% of our remaining performance obligations as revenue in 2026, an additional 51% in 2027 and the balance thereafter.
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

(in millions)	September 30, 2026	December 31, 2025
Contract assets	$99.4	$71.7
Contract liabilities	$57.3	$46.0
We recognized revenue of $7.5 million and $33.0 million during the three and nine months ended September 30, 2026, related to contract liabilities as of December 31, 2025.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income from continuing operations attributable to common shareholders	$97.3	$91.4	$260.3	$250.0
Income from discontinued operations, net of tax (Note 3)	—	—	—	34.9
Net income attributable to common shareholders	$97.3	$91.4	$260.3	$284.9

Average basic shares outstanding	57.8	57.6	57.7	57.5
Effect of dilutive share-based awards	1.0	1.0	1.0	1.1
Average diluted shares outstanding	58.8	58.6	58.7	58.6

Earnings per basic share:
Earnings per basic share from continuing operations	$1.68	$1.59	$4.51	$4.35
Earnings per basic share from discontinued operations	—	—	—	0.61
Earnings per basic share	$1.68	$1.59	$4.51	$4.96

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.66	$1.56	$4.43	$4.27
Earnings per diluted share from discontinued operations	—	—	—	0.60
Earnings per diluted share	$1.66	$1.56	$4.43	$4.87

Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive totaled 0.2 million for each of the three and nine months periods ended September 30, 2026 and 2025.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Changes in Accumulated Other Comprehensive (Loss) Income
The table below provides the accumulated balances for each classification of accumulated other comprehensive (loss) income, as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2025	$(213.8)	$233.8	$20.0
Other comprehensive income before reclassifications	—	(30.4)	(30.4)
Amounts reclassified from accumulated other comprehensive loss	7.2	—	7.2
Net period other comprehensive income (loss)	7.2	(30.4)	(23.2)
Balance as of September 30, 2026	$(206.6)	$203.4	$(3.2)
(a) Net of tax benefit of $80.8 million and $83.3 million as of September 30, 2026 and December 31, 2025, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Amortization of pension items:
Prior service costs	$0.2	$0.2	$0.6	$0.5
Net loss	3.1	3.5	9.3	10.5
Amortization of postretirement items:
Net gain	(0.1)	(0.1)	(0.2)	(0.3)
Total before tax	$3.2	$3.6	$9.7	$10.7
Tax impact	0.8	0.9	2.5	2.6
Total reclassifications for the period	$2.4	$2.7	$7.2	$8.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic loss (benefit) for the three months ended September 30, 2026 and 2025 are as follows:

	Pension		Postretirement
(in millions)	2026	2025	2026	2025
Service cost	$0.8	$0.8	$—	$—
Interest cost	8.1	8.6	0.1	—
Expected return on plan assets	(10.9)	(11.0)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net loss (gain)	3.1	3.5	(0.1)	(0.1)
Net periodic loss (benefit)	$1.3	$2.1	$—	$(0.1)

For all plans, the components of net periodic loss (benefit) for the nine months ended September 30, 2026 and 2025 are as follows:
	Pension		Postretirement
(in millions)	2026	2025	2026	2025
Service cost	$2.4	$2.5	$—	$—
Interest cost	24.4	25.9	0.1	0.1
Expected return on plan assets	(32.8)	(33.1)	—	—
Amortization of prior service cost	0.6	0.5	—	—
Amortization of net loss (gain)	9.3	10.5	(0.2)	(0.3)
Net periodic loss (benefit)	$3.9	$6.3	$(0.1)	$(0.2)
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous (expense) income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Engineering, selling, and administrative” in our Condensed Consolidated Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2026	$2.0	$0.4
Amounts contributed during the nine months ended September 30, 2026	$1.3	$0.4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective Tax Rate	22.9%	24.1%	23.3%	22.8%
Our effective tax rate for the three months ended September 30, 2026 is lower than the prior year’s comparable period, primarily due to higher benefit related to share-based compensation.
Our effective tax rate for the nine months ended September 30, 2026 is higher than the prior year’s comparable period primarily due to an increase in non-U.S. taxes, partially offset by higher benefit related to share-based compensation.
Our effective tax rate for the three months and nine months ended September 30, 2026 is higher than the statutory U.S. federal tax rate of 21%, primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S., expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
As of September 30, 2026 and December 31, 2025, the total amount of gross unrecognized tax benefits, excluding interest and penalties, was $11.9 million and $10.3 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of September 30, 2026, we had three reporting units.
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
Changes to goodwill are as follows:

(in millions)	Aerospace & Advanced Technologies	Process Flow Technologies	Total
Balance as of December 31, 2025	$248.6	$435.3	$683.9
Acquisition (a)(b)	39.6	604.7	644.3
Currency translation	0.8	(13.3)	(12.5)
Balance as of September 30, 2026	$289.0	$1,026.7	$1,315.7
(a) For the period ended September 30, 2026, adjustments within the Aerospace & Advanced Technologies segment of $39.6 million relate to the acquisition of Druck. See Note 2, “Acquisitions,” in the Notes to the Condensed Consolidated Financial Statements for further information.

(b) For the period ended September 30, 2026, adjustments within the Process Flow Technologies segment of $604.7 million relate to the acquisitions of Panametrics, Reuter-Stokes and Optek. See Note 2, “Acquisitions,” in the Notes to the Condensed Consolidated Financial Statements for further information.

As of September 30, 2026, we had $635.5 million of net intangible assets, of which $22.5 million were intangibles with indefinite useful lives. As of December 31, 2025, we had $149.5 million of net intangible assets, of which $22.9 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance at beginning of period, net of accumulated amortization	$149.5	$159.9
Additions (a)	542.2	—
Amortization expense	(47.9)	(13.8)
Currency translation and other	(8.3)	3.4
Balance at end of period, net of accumulated amortization	$635.5	$149.5
(a) For the period ended September 30, 2026, additions of $542.2 million relate to the acquisitions of Druck, Panametrics, Reuter-Stokes and Optek.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		September 30, 2026			December 31, 2025
(dollars in millions)	Weighted Average Amortization Period of Definite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	12.7	$246.9	$57.4	$189.5	$82.0	$44.8	$37.2
Customer relationships and backlog	16.9	562.7	118.1	444.6	194.6	83.8	110.8
Drawings	40.0	11.1	10.9	0.2	11.1	10.9	0.2
Other	25.9	38.3	37.1	1.2	38.4	37.1	1.3
Total	16.2	$859.0	$223.5	$635.5	$326.1	$176.6	$149.5
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2026	$15.9
2027	61.0
2028	59.7
2029	59.7
2030	46.1
2031 and after	370.6
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2026	December 31, 2025
Employee related expenses	$135.3	$117.1
Current lease liabilities	17.2	13.6
Contract liabilities	57.3	46.0
Environmental liabilities	8.9	7.8
Other	117.4	84.8
Total	$336.1	$269.3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Commitments and Contingencies
Environmental Matters
For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2026 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
On August 12, 2022, Crane Holdings, Co., Crane Company, a then wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (f/k/a Crane Co.) (“Redco”) a then wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include obligations of Crane Company to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. On April 3, 2023, Crane Holdings, Co. completed the Separation, pursuant to which, among other things, all outstanding shares of Crane Company were distributed to Crane Holdings, Co.’s stockholders. Upon completion of the Separation, pursuant to the terms of the Redco Purchase Agreement, Crane Holdings, Co. was released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and, following completion of the Separation, Crane Company will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and to further transfer this environmental liability to Crane Company upon effectiveness of the Separation. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company has agreed to indemnify Redco and Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below in this Note 12 to “we”, and “us” refer to Crane Company in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to and agent for the Redco Buyer on the Crab Orchard Site.
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy, which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The remediation of the PGA North Site comprises two main remedial components: a plume management and remediation system (in accordance with the requirements of the 2006 Consent Decree) and source area remediation (to comply with the requirements of the 2014 ROD Amendment). The 2019 conceptual agreement and modified remedial approach focused on enhanced extraction of contaminated groundwater and targeted reinjection of treated groundwater and was designed to accelerate remedial progress at the site. The modified remedial approach required certain capital investments and infrastructure upgrades across the broader plume area, with the final components of this approach commissioned in 2022. In addition, the modified source area treatment remedy was commissioned in late 2023. As part of our approved remedial plans, the Company is required to conduct periodic groundwater monitoring to demonstrate the effectiveness of these system enhancements and provide the EPA with a report evaluating remedial performance, restoration time frames and potential inefficiencies (which may warrant further system upgrade or modifications). The year 2027 was selected as a milestone to enable the collection of 3 to 4 years of post-commissioning data, analysis of data and submission of a performance monitoring report to the EPA with recommendations. This report will document the project restoration time frames for groundwater and outline the future operational scheme, including the key milestones for transitioning from active

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
groundwater treatment to monitoring only. This report will be submitted to the EPA for approval and in combination with regulatory discussions and consultations, and is expected to provide clarity on future remedial requirements at the site and associated costs. The total estimated gross liability was $10.5 million and $12.9 million as of September 30, 2026 and December 31, 2025, respectively, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million as of both September 30, 2026 and December 31, 2025, and represents our best current estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2026 and December 31, 2025, we recorded a receivable of $1.6 million and $2.3 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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
GD-OTS asked Crane Co. (n/k/a Redco) to participate in a voluntary, multi-party mediation exercise with respect to response costs that GD-OTS has incurred or will incur in performing its obligations under the AOC, and Crane Co. (n/k/a Redco), the U.S. Government, and other PRPs entered into a non-binding mediation agreement in 2015. We have since stepped into Redco’s position as a participant in the mediation. The first phase of the mediation, involving certain former munitions or ordnance storage areas, began in November 2017, but did not result in a multi-party settlement agreement. Subsequently, Redco entered discussions directly with GD-OTS and reached an agreement, as of July 13, 2021, to contribute toward GD-OTS’s past RI-FS costs associated with the first-phase areas for an immaterial amount. We, as indemnitor, have also agreed to pay a modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that has proven to be and that we expect to continue to be, in the aggregate, an immaterial amount. We understand that

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GD-OTS has also reached agreements with the U.S. Government and other participating PRPs related to the first-phase areas of concern.
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
There has not been a resolution of GD-OTS’ claim against us for costs that GD-OTS has incurred and expects to incur in performing its obligations under the AOC. We at present cannot predict when any determination of the ultimate allocable share of GD-OTS response costs for which we may be liable is likely to be completed. Further, none of these discussions, or the recently-entered consent decree, address responsibility for the performance of, or payment of costs incurred in connection with, any remedial design or remedial action that may be required pursuant to the ROD (when it is ultimately issued). It is not possible at this time to reasonably estimate the total amount of any obligation for investigation and remediation of the Crab Orchard Site as a whole because the scope of remaining RI/FS activities, allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing coverage, subject to reservations of rights.
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
For the three and nine months ended September 30, 2025, we incurred expenses of $0.5 million and $6.3 million, respectively, primarily related to damages caused by the hurricane, which included professional fees to restore and maintain the site. These costs are included in Engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations. On a cumulative basis, we incurred expenses of $29.6 million related to damages caused by the hurricane and received corresponding insurance recoveries of $29.1 million. During the three and nine months ended September 30, 2025, we also received insurance proceeds for lost profits of $2.7 million and $6.7 million, respectively, included in Miscellaneous (expense) income, net in the Condensed Consolidated Statements of Operations.
The following table summarizes the components of Loss from natural disaster, net of insurance recoveries:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions)	2025	2025
Site clean-up and remediation costs	$0.3	$5.0
Impairment and Repairs of property, plant and equipment	0.1	0.9
Impairment and rework of inventory	—	0.1
Other	0.1	0.3
Total expenses and losses	$0.5	$6.3
Insurance recoveries received	(0.5)	(6.3)
Loss from natural disaster, net of insurance recoveries	$—	$—
Insurance proceeds for lost profits	$2.7	$6.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, including government contracting violations, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of September 30, 2026, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Financing
Our long-term debt consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Term Facility	$16.9	$—
Total short-term borrowings	$16.9	$—

Term Facility (a)	$881.6	$898.2
Revolving Facility	30.0	250.0
Total long-term debt	$911.6	$1,148.2
(a) Debt issuance costs totaled $1.5 million and $1.8 million as of September 30, 2026 and as of December 31, 2025, and have been netted against the aggregate principal amount.
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
On February 11, 2026, the Company borrowed $50 million under the Revolving Facility to fund working capital requirements and general corporate purposes. During the nine months ended September 30, 2026, the Company repaid $270 million under the Revolving Facility.
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
The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for credit facilities of this type, including limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets and transactions with affiliates. The Credit Agreement also requires the Company to maintain, as of the last day of each fiscal quarter, (i) a consolidated total net leverage ratio of no greater than 3.75 to 1.00, although such level may, at the Company’s option, be increased by 0.25 upon the consummation of certain permitted acquisitions for certain periods and (ii) a consolidated interest coverage ratio of no greater than 3.00 to 1.00. The Company was in compliance with all such covenants as of September 30, 2026.

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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $102.5 million and $21.2 million as of September 30, 2026 and December 31, 2025, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $0.9 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively. Derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were $0.9 million as of September 30, 2026. The Company had no such derivative payable as of December 31, 2025.
Note 15 - Subsequent Events
On October 26, 2026, the Company signed an agreement to divest its Crane Building Services & Utilities business for approximately $306 million. The transaction is expected to close in early 2027, subject to customary closing conditions.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions and Events
Entry into a Definitive Agreement to Acquire Trillium Flow Technologies
On September 14, 2026, the Company entered into a definitive Purchase Agreement to acquire the U.S. pump business from First Reserve-Backed Trillium Flow Technologies. Trillium Flow Technologies is a leading provider of highly engineered pump technologies primarily serving the U.S. municipal water and wastewater markets. The purchase price of the transaction is approximately $240.0 million, subject to post-closing adjustments. The transaction is expected to close in the fourth quarter of 2026, contingent upon regulatory approvals and the satisfaction of customary closing conditions. The Company intends to finance the acquisition with a combination of cash on hand and our Revolving Facility.
Acquisition of Druck, Panametrics and Reuter-Stokes
On January 1, 2026, the Company completed the acquisition of Druck, Panametrics and Reuter-Stokes from Baker Hughes. Collectively, these businesses are leading providers of sensor-based technologies for aerospace, nuclear and process industries. The Druck brand has been integrated into the Aerospace & Advanced Technologies segment. The Panametrics and Reuter-Stokes brands have been integrated into the Process Flow Technologies segment.
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
As the nature, timing, and amount of any such refunds remain uncertain, the Company elected to account for such refunds under the gain contingency model. During the three and nine months ended September 30, 2026, the Company recognized $1.5 million and $20.2 million, respectively, of tariff refunds as a reduction to “Cost of sales” in the Condensed Consolidated Statements of Operations. No portion of the recognized refunds was allocated to inventory, as the underlying inventory to which the refunds related had been sold prior to the respective refund dates. In addition, the Company recognized $0.8 million of interest income related to tariff refunds received through September 30, 2026. The Company reduced net sales by $2.1 million related to tariff refunds.
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
For 2026, we expect total sales growth in the mid 20%s, driven by the Druck, Panametrics, Reuter-Stokes, and Optek acquisitions, as well as core sales growth at the higher end of our long-term 4-6% core growth expectation and a slight foreign exchange benefit. We expect an improvement in operating profit driven primarily by productivity benefits and operating leverage on higher core sales growth, lower transaction related expenses and contributions from the Druck, Panametrics, Reuter-Stokes, and Optek acquisitions.
Aerospace & Advanced Technologies
In 2026, we expect Aerospace & Advanced Technologies sales to increase in the mid 20%s range driven by core sales growth modestly above our 7-9% long-term core sales expectation, a mid-teen percentage contribution from the Druck acquisition and a slight benefit from favorable foreign exchange. We expect an improvement in our commercial OEM business driven by higher aircraft build rates, and increased demand for our military OEM and aftermarket business driven by continued global geopolitical uncertainty. We expect segment operating profit to increase compared to 2025 due to higher core sales growth and the contribution from the Druck acquisition. However, we expect operating margin to decline modestly compared to 2025 driven by the dilutive impact of the Druck acquisition.
Process Flow Technologies
In 2026, we expect Process Flow Technologies sales to increase in the mid 20%s driven by low single digit core sales growth, a low-20% contribution from the Panametrics, Reuter-Stokes, and Optek acquisitions, as well as a 1% benefit from foreign exchange. We expect core sales to be driven by demand in the water and waste-water, power, nuclear and cryogenic

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
markets. We expect segment operating profit to increase compared to 2025 due primarily to the contribution from the Panametrics, Reuter-Stokes, and Optek acquisition and operating margin to expand slightly compared to 2025 driven primarily by productivity and net price offset by the dilutive impact of the Panametrics, Reuter-Stokes, and Optek acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Three Months Ended September 30, 2026 and 2025
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the third quarter 2026 versus the third quarter 2025, unless otherwise specified.

	Third Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%(a)
Net sales	$754.6	$589.2	$165.4	28.1%

Cost of sales	440.0	337.9	(102.1)	(30.2)%
as a percentage of sales	58.3%	57.3%
Engineering, selling and administrative	174.0	132.9	(41.1)	(30.9)%
as a percentage of sales	23.1%	22.6%
Operating profit	140.6	118.4	22.2	18.8%
Operating margin	18.6%	20.1%

Other income (expense):
Interest income	1.2	2.2	(1.0)	(45.5)%
Interest expense	(13.7)	(1.0)	(12.7)	NM
Miscellaneous (expense) income, net	(1.9)	0.8	(2.7)	NM
Total other (expense) income, net	(14.4)	2.0	(16.4)	NM
Income from continuing operations before income taxes	126.2	120.4	5.8	4.8%
Provision for income taxes	28.9	29.0	0.1	0.3%
Net income from continuing operations attributable to common shareholders	$97.3	$91.4	$5.9	6.5%
(a) A variance designated as “NM” indicates such calculation is not meaningful.
Sales increased by $165.4 million, or 28.1%, to $754.6 million in 2026. The period-over-period change in sales included:
•an increase in sales related to the Druck, Panametrics, Reuter-Stokes, and Optek acquisitions of $124.5 million, or 21.1%; and
•an increase in core sales of $45.4 million, or 7.7%.
Cost of sales increased by $102.1 million, or 30.2%, to $440.0 million in 2026. The period-over-period change in cost of sales primarily reflected:
•an increase in cost of sales of $80.1 million, or 23.7%, attributable to the Druck, Panametrics, Reuter-Stokes, and Optek acquisitions;
•the net impact of higher material, labor, and other manufacturing costs of $40.2 million, or 11.9%; partially offset by
•strong productivity gains of $13.9 million, or 4.1%.
Engineering, selling and administrative expenses increased by $41.1 million, or 30.9%, to $174.0 million in 2026, primarily driven by the acquisitions of Druck, Panametrics, Reuter-Stokes and Optek of $37.0 million, or 27.8%, inclusive of integration costs.
Operating profit increased by $22.2 million, or 18.8%, to $140.6 million in 2026, reflecting the changes discussed above.
Interest expense increased by $12.7 million, reflecting the impact of borrowings under the Term Facility and Revolving Facility entered into in December 2025 to finance acquisitions.
Our effective tax rate for the three months ended September 30, 2026 is lower than the prior year’s comparable period, primarily due to higher benefit related to share-based compensation.
Our effective tax rate for the three months ended September 30, 2026 is higher than the statutory U.S. federal tax rate of 21%, primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S., expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Three Months Ended
	September 30,
(in millions)	2026	2025
Net income	$97.3	$91.4
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(2.3)	(8.2)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.4	2.7
Other comprehensive (loss) income, net of tax	0.1	(5.5)
Comprehensive income attributable to common shareholders	$97.4	$85.9
For the three months ended September 30, 2026, comprehensive income was $97.4 million compared to $85.9 million in the same period of 2025. The $11.5 million increase was primarily driven by $5.9 million year-over-year favorable impact of foreign currency translation, primarily related to the euro and British pound, and higher net income of $5.9 million, offset by $0.3 million of changes in pension and postretirement plan assets and benefit obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Months Ended September 30, 2026 and 2025
Aerospace & Advanced Technologies

	Third Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%(a)
Net sales by product line:
Commercial Original Equipment	$137.8	$99.5	$38.3	38.5%
Military Original Equipment	79.6	76.8	2.8	3.6%
Commercial Aftermarket Products	63.6	67.0	(3.4)	(5.1)%
Military Aftermarket Products	32.0	26.9	5.1	19.0%
Other	31.1	—	31.1	NM
Total net sales	$344.1	$270.2	$73.9	27.4%
Cost of sales	$204.5	$162.7	$(41.8)	(25.7)%
as a percentage of sales	59.4%	60.2%
Engineering, selling and administrative	$54.2	$39.8	$(14.4)	(36.2)%
as a percentage of sales	15.8%	14.7%
Operating profit	$85.4	$67.7	$17.7	26.1%
Operating margin	24.8%	25.1%

Supplemental Data:
Backlog (b)	$1,260.8	$1,054.1	$206.7	19.6%
(a) A variance designated as “NM” indicates such calculation is not meaningful.
(b) Includes $112.8 million of backlog as of September 30, 2026 pertaining to the Druck acquisition.
Sales increased $73.9 million, or 27.4%, to $344.1 million in 2026, primarily driven from the impact of the Druck acquisition of $48.4 million, or 17.9%, and higher core sales of $25.7 million, or 9.5%.
•Sales of Commercial Original Equipment increased $38.3 million, or 38.5%, to $137.8 million in 2026, reflecting the impact of the Druck acquisition and strong demand from aircraft manufacturers.
•Sales of Military Original Equipment increased $2.8 million, or 3.6%, to $79.6 million in 2026, reflecting strong demand from defense and space customers and the impact of the Druck acquisition.
•Sales of Commercial Aftermarket Products decreased $3.4 million, or 5.1%, to $63.6 million in 2026, reflecting higher aircraft initial provisioning in the prior year.
•Sales of Military Aftermarket Products increased $5.1 million, or 19.0%, to $32.0 million in 2026, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
•Other sales increased $31.1 million, reflecting the impact of the Druck acquisition.
Cost of sales increased by $41.8 million, or 25.7%, to $204.5 million in 2026. The period-over-period change in cost of sales primarily reflected:
•the impact of the Druck acquisition of $28.7 million, or 17.6%;
•the net impact of higher material, labor, and other manufacturing costs of $19.6 million, or 12.0%; partially offset by
•strong productivity gains of $5.9 million, or 3.6%.
Engineering, selling and administrative expenses increased by $14.4 million, or 36.2%, to $54.2 million in 2026, primarily driven by the acquisition of Druck of $15.9 million, or 39.9%, partially offset by cost savings and productivity of $2.5 million, or 6.3%.
Operating profit increased by $17.7 million, or 26.1%, to $85.4 million in 2026, reflecting the changes discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	Third Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%
Net sales by product line:
Process Valves and Related Products	$321.2	$238.2	$83.0	34.8%
Commercial Valves	41.7	38.2	3.5	9.2%
Pumps and Systems	47.6	42.6	5.0	11.7%
Total net sales	$410.5	$319.0	$91.5	28.7%
Cost of sales	$235.5	$175.2	$(60.3)	(34.4)%
as a percentage of sales	57.4%	54.9%
Engineering, selling and administrative	$94.1	$73.0	$(21.1)	(28.9)%
as a percentage of sales	22.9%	22.9%
Operating profit	$80.9	$70.8	$10.1	14.3%
Operating margin	19.7%	22.2%

Supplemental Data:
Backlog (a)	$634.1	$383.0	$251.1	65.6%
(a) Includes $224.0 million of backlog as of September 30, 2026 pertaining to the Panametrics, Reuter-Stokes, and Optek acquisitions.
Sales increased by $91.5 million, or 28.7%, to $410.5 million in 2026, primarily driven by the impact of Panametrics, Reuter-Stokes and Optek acquisitions of $76.1 million, or 23.9% and higher core sales of $19.7 million, or 6.2%, partially offset by unfavorable foreign currency translation of $2.2 million, or 0.7%.
•Sales of Process Valves and Related Products increased by $83.0 million, or 34.8%, to $321.2 million in 2026, primarily driven by the impact of the Panametrics, Reuter-Stokes and Optek acquisitions of $76.1 million, or 31.9%, and the higher core sales of $10.7 million, or 4.5%.
•Sales of Commercial Valves increased by $3.5 million, or 9.2%, to $41.7 million in 2026, reflecting higher core sales of $3.7 million, or 9.7%.
•Sales of Pumps and Systems increased by $5.0 million, or 11.7%, to $47.6 million in 2026, reflecting an increase in core sales.
Cost of sales increased by $60.3 million, or 34.4%, to $235.5 million in 2026. The period-over-period change in cost of sales primarily reflected:
•the impact of the Panametrics, Reuter-Stokes and Optek acquisitions of $51.4 million, or 29.3%; and
•the net impact of higher material, labor, and other manufacturing costs of $20.6 million, or 11.8%; partially offset by
•strong productivity gains of $8.1 million, or 4.6%.
Engineering, selling and administrative expenses increased by $21.1 million, or 28.9%, to $94.1 million, primarily driven by the acquisitions of Panametrics, Reuter-Stokes and Optek.
Operating profit increased by $10.1 million, or 14.3%, to $80.9 million in 2026, reflecting the changes discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Nine Months Ended September 30, 2026 and 2025
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first nine months of 2026 versus the first nine months of 2025, unless otherwise specified.

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%(a)
Net sales	$2,175.7	$1,724.0	$451.7	26.2%

Cost of sales	1,272.3	992.8	(279.5)	(28.2)%
as a percentage of sales	58.5%	57.6%
Engineering, selling and administrative	518.4	408.8	(109.6)	(26.8)%
as a percentage of sales	23.8%	23.7%
Operating profit	385.0	322.4	62.6	19.4%
Operating margin	17.7%	18.7%
Other income (expense):
Interest income	4.9	8.3	(3.4)	(41.0)%
Interest expense	(47.1)	(9.8)	(37.3)	NM
Miscellaneous (expense) income, net	(3.5)	2.9	(6.4)	NM
Total other expense, net	(45.7)	1.4	(47.1)	NM
Income from continuing operations before income taxes	339.3	323.8	15.5	4.8%
Provision for income taxes	79.0	73.8	(5.2)	(7.0)%
Net income from continuing operations attributable to common shareholders	$260.3	$250.0	$10.3	4.1%
(a) A variance designated as “NM” indicates such calculation is not meaningful.
Sales increased by $451.7 million, or 26.2%, to $2,175.7 million in 2026. The period-over-period change in sales included:
•an increase in sales related to the Druck, Panametrics, Reuter-Stokes, and Optek acquisitions of $341.1 million, or 19.8%; and
•an increase in core sales of $96.9 million, or 5.6%.
Cost of sales increased by $279.5 million, or 28.2%, to $1,272.3 million in 2026. The period-over-period change in cost of sales primarily reflected
•an increase in cost of sales of $234.1 million, or 23.6%, attributable to the Druck, Panametrics, Reuter-Stokes, and Optek acquisitions; and
•the net impact of higher material, labor, and other manufacturing costs of $103.6 million, or 10.4%; partially offset by
•strong productivity gains of $41.6 million, or 4.2%; and
•favorable impact of tariff refunds of $20.2 million, or 2.0%.
Engineering, selling and administrative expenses increased by $109.6 million, or 26.8%, to $518.4 million in 2026, primarily driven by the acquisitions of Druck, Panametrics, Reuter-Stokes and Optek of $104.0 million, or 25.4%.
Operating profit increased by $62.6 million, or 19.4%, to $385.0 million in 2026, reflecting the changes discussed above.
Interest expense increased by $37.3 million, reflecting the impact of borrowings under the Term Facility and Revolving Facility entered into in December 2025 to finance acquisitions.
Our effective tax rate for the nine months ended September 30, 2026 is higher than the prior year’s comparable period, primarily due to an increase in non-U.S. taxes, partially offset by higher benefit related to share-based compensation.
Our effective tax rate for the nine months ended September 30, 2026 is higher than the statutory U.S. federal tax rate of 21%, primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S., expenses that are statutorily non-deductible for income tax purposes and the impact of U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Net income	$260.3	$284.9
Components of other comprehensive income, net of tax
Currency translation adjustment	(30.4)	51.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax	7.2	8.1
Other comprehensive (loss) income, net of tax	(23.2)	59.9
Comprehensive income attributable to common shareholders	$237.1	$344.8
For the nine months ended September 30, 2026, comprehensive income was $237.1 million compared to $344.8 million in the same period of 2025. The $107.7 million decrease was primarily driven by a $82.2 million unfavorable impact of foreign currency translation, primarily related to the euro and British pound, and by lower net income of $24.6 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Nine Months Ended September 30, 2026 and 2025
Aerospace & Advanced Technologies

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%
Net sales by product line:
Commercial Original Equipment	$392.8	$290.1	$102.7	35.4%
Military Original Equipment	248.3	221.3	27.0	12.2%
Commercial Aftermarket Products	179.2	184.6	(5.4)	(2.9)%
Military Aftermarket Products	95.1	81.3	13.8	17.0%
Other	86.1	—	86.1	NM
Total net sales	$1,001.5	$777.3	$224.2	28.8%
Cost of sales	$607.2	$462.8	$(144.4)	(31.2)%
as a percentage of sales	60.6%	59.5%
Engineering, selling and administrative	$148.5	$114.3	$(34.2)	(29.9)%
as a percentage of sales	14.8%	14.7%
Operating profit	$245.8	$200.2	$45.6	22.8%
Operating margin	24.5%	25.8%
A variance designated as “NM” indicates such calculation is not meaningful.
Sales increased $224.2 million, or 28.8%, to $1,001.5 million in 2026, primarily driven from the impact of the Druck acquisition of $137.2 million, or 17.7%, and higher core sales of $83.5 million, or 10.7%.
•Sales of Commercial Original Equipment increased $102.7 million, or 35.4%, to $392.8 million in 2026, reflecting the impact of the Druck acquisition and strong demand from aircraft manufacturers.
•Sales of Military Original Equipment increased $27.0 million, or 12.2%, to $248.3 million in 2026, primarily reflecting strong demand from defense and space customers and the impact of the Druck acquisition.
•Sales of Commercial Aftermarket Products decreased $5.4 million, or 2.9%, to $179.2 million in 2026, reflecting higher initial aircraft provisioning in the prior year.
•Sales of Military Aftermarket Products increased $13.8 million, or 17.0%, to $95.1 million in 2026, reflecting stronger demand for military products, partly in response to heightened geopolitical tensions globally.
•Other sales increased $86.1 million, reflecting the impact of the Druck acquisition.
Cost of sales increased by $144.4 million, or 31.2%, to $607.2 million in 2026. The period-over-period change in cost of sales primarily reflected:
•the impact of the Druck acquisition of $89.1 million, or 19.3%; and
•the net impact of higher material, labor, and other manufacturing costs of $79.2 million, or 17.1%; partially offset by
•strong productivity gains of $17.7 million, or 3.8%; and
•favorable impact of tariff refunds of $5.5 million, or 1.2%.
Engineering, selling and administrative expenses increased by $34.2 million, or 29.9%, to $148.5 million in 2026, primarily driven by the acquisition of Druck of $40.7 million, or 35.6%, partially offset by cost savings and productivity of $7.6 million, or 6.6%.

Operating profit increased by $45.6 million, or 22.8%, to $245.8 million in 2026, reflecting the changes discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

	Year-to-Date		Favorable/(Unfavorable) Change
(dollars in millions)	2026	2025	$	%
Net sales by product line:
Process Valves and Related Products	$924.0	$712.9	$211.1	29.6%
Commercial Valves	117.8	112.7	5.1	4.5%
Pumps and Systems	132.4	121.1	11.3	9.3%
Total net sales	$1,174.2	$946.7	$227.5	24.0%
Cost of sales	$665.1	$530.0	$(135.1)	(25.5)%
as a percentage of sales	56.6%	56.0%
Engineering, selling and administrative	$282.4	$219.2	$(63.2)	(28.8)%
as a percentage of sales	24.1%	23.2%
Operating profit	$226.7	$197.5	$29.2	14.8%
Operating margin	19.3%	20.9%

Sales increased by $227.5 million, or 24.0%, to $1,174.2 million in 2026, primarily driven by the impact of Panametrics, Reuter-Stokes and Optek acquisitions of $203.9 million, or 21.5% and higher core sales of $13.4 million, or 1.4%.
•Sales of Process Valves and Related Products increased by $211.1 million, or 29.6%, to $924.0 million in 2026, primarily driven by the impact of the Panametrics, Reuter-Stokes and Optek acquisitions of $203.9 million, or 28.6%, favorable foreign currency translation of $9.4 million, or 1.3%.
•Sales of Commercial Valves increased by $5.1 million, or 4.5%, to $117.8 million in 2026, primarily due to favorable foreign currency translation of $2.8 million, or 2.5%, as the British pound strengthened against the U.S. dollar and higher core sales of $2.3 million, or 2.0%.
•Sales of Pumps and Systems increased by $11.3 million, or 9.3%, to $132.4 million in 2026, reflecting an increase in core sales.
Cost of sales increased by $135.1 million, or 25.5%, to $665.1 million in 2026. The period-over-period change in cost of sales primarily reflected:
•the impact of the Panametrics, Reuter-Stokes and Optek acquisitions of $145.1 million, or 27.4%;
•the net impact of higher material, labor, and other manufacturing costs of $24.3 million, or 4.6%; and
•unfavorable foreign currency translation of $7.5 million, or 1.4%; partially offset by
•strong productivity gains of $23.9 million, or 4.5%; and
•impact of tariff refunds of $14.7 million, or 2.8%;
Engineering, selling and administrative expenses increased by $63.2 million, or 28.8%, to $282.4 million, primarily driven by the acquisitions of Panametrics, Reuter-Stokes and Optek.
Operating profit increased by $29.2 million, or 14.8%, to $226.7 million in 2026, reflecting the changes discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Net cash provided by (used for):
Operating activities from continuing operations	$221.2	$189.0
Investing activities from continuing operations	(1,360.9)	(43.4)
Financing activities	(270.6)	(296.9)
Discontinued operations (a)	—	213.6
Effect of exchange rates on cash and cash equivalents	(3.8)	19.2
(Decrease) increase in cash and cash equivalents	$(1,414.1)	$81.5
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
In September 2025, we entered into a $900 million senior unsecured delayed draw term loan facility (the “Term Facility”), which matures on September 30, 2030, and a $900 million senior unsecured revolving facility (the “Revolving Facility”), which also matures on September 30, 2030. In December 2025, the Company borrowed $900 million under the Term Facility and an additional $250 million under the Revolving Facility. The borrowings under the Term Facility and Revolving Facility were used, along with cash on-hand, to fund the Company’s January 2026 acquisitions of Druck, Panametrics, Reuter-Stokes, and Optek.
On February 11, 2026, the Company borrowed $50 million under the Revolving Facility to fund working capital requirements and general corporate purposes. During the nine months ended September 30, 2026, the Company repaid $270 million under the Revolving Facility.
Operating Activities
Cash provided by operating activities from continuing operations was $221.2 million in the first nine months of 2026, compared to $189.0 million during the same period last year. The increase in cash provided by operating activities from continuing operations was primarily driven by the $41.5 million increase in net income from continuing operations adjusted for the exclusion of non-cash items, offset by a $9.3 million net unfavorable change in operating assets and liabilities.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for acquisitions of businesses and capital expenditures. Cash used for investing activities from continuing operations was $1,360.9 million in the first nine months of 2026, compared to $43.4 million in the comparable period of 2025. The increase in cash used for investing activities was primarily attributable to the aggregate cash paid of $1,323.6 million for the acquisitions of Druck, Panametrics, Reuter-Stokes and Optek, offset by a $6.3 million decrease in capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Financing Activities
Financing cash flows consist primarily of dividend payments to stockholders, repayments of indebtedness, proceeds from our Credit Facilities and proceeds from the issuance of common stock in connection with employee stock plans.
Cash used for financing activities was $270.6 million during the first nine months of 2026, compared to $296.9 million in the comparable period of 2025. The decrease in cash used for financing activities was primarily driven by $50.0 million of borrowings under the Company’s Revolving Facility during the first quarter of 2026, partially offset by a $22.5 million increase in long-term debt repayments.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2026, there were no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2026. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CRANE COMPANY
REGISTRANT

Date
October 29, 2026	By	/s/ Alejandro A. Alcala
Alejandro A. Alcala
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
October 29, 2026		Richard A. Maue
Executive Vice President and Chief Financial Officer